Form 10QSB
period 1996-04-30
ICHI-BON INVESTMENT CORP
filed 1996-06-21
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549


                                            Form 10-QSB

                                      Quarterly Report Under
                                the Securities Exchange Act of 1934

                                For Quarter Ended:  April 30, 1996

                                 Commission File Number:  0-25388



                                  ICHI-BON INVESTMENT CORPORATION
              (Exact name of small business issuer as specified in its charter)



                                             Colorado
                  (State or other jurisdiction of incorporation or organization)

                                            84-1156459
                                 (IRS Employer Identification No.)

                                     3222 S. Vance, Suite 100
                                        Lakewood, Colorado
                             (Address of principal executive offices)

                                               80227
                                            (Zip Code)

                                          (303) 988-1441
                                    (Issuer's Telephone Number)


(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of April 30, 1996, was 500,000 shares.

                                              PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended April 30, 1996, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

      The Company generated no revenues during the six month period ending April 30, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

      The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

      Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

                                    PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

            (a)    Exhibits
                   EX-27       Financial Data Schedule

            (b)    Reports on Form 8-K - None.


ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                              April 30         October 31
                                                 1996             1995
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities
    Accounts Payable                          $     816       $       816

SHAREHOLDERS' EQUITY

  Common Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  April 30, 1996, and October 31, 1995,
  respectively                                $     500       $       500

  Preferred Stock, $.01 Par Value;
  10,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Additional Paid In Capital                     11,750            11,750

  Retained Deficit                                 (500)             (500)

  Deficit Accumulated During
    the Development Stage                       (12,566)          (12,566)
                                              _________       ___________
Total Shareholders' Equity                    $    (816)      $      (816)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0


ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the       For the      May 18, 1990
                                Six Months    Six Months    (Inception)
                                  Ended          Ended          Thru
                                April 30,      April 30,      April 30,
                                   1996          1995           1996
                              ____________   ____________   _____________
Income                        $          0   $          0   $           0

Expenses
  Filing Fees                          250              0             250
  Legal and Accounting              12,316              0          12,316
                              ____________   ____________   _____________

  Total Expenses              $     12,566              0   $      12,566

Net (Loss) Accumulated
  During The Development
  Stage                       $    (12,566)  $          0  $      (12,566)


Net (Loss) Per Share          $     ($0.03)   $    ($0.00) $       ($0.03)

Common Shares
  Outstanding                      500,000        500,000         500,000

ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the        For the     May 18, 1990
                                   Six Months     Six Months    (Inception)
                                     Ended          Ended           Thru
                                   April 30,      April 30,       April 30,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $    (12,566)  $          0   $     (12,566)
    Expenses Paid by
     Shareholder for
     the Company                       11,570              0          11,570
    Increase in
     Account Payable                      816              0             816
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0               0
                                 ____________   ____________   _____________
  Net Cash Provided
    by Financing Activities                 0              0               0
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0

Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Shareholders' Paid Expenses
      For the Company            $    11,750    $         0   $      11,750

ICHI-BON INVESTMENT CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                  Deficit
                 Number of                      Accumulated
                  Shares            Additional   During the
                  Common    Common    Paid In   Development  Retained
                   Stock     Stock    Capital      Stage      Deficit   Total
                 _________  ______  __________  ___________  ________  _______
Balance at
  May 18, 1990   $       0  $    0  $        0  $         0  $      0  $     0

Issuance of
 Common Stock:
  May 18, 1990-
  For Services at
  $.001 Per Share  500,000  $  500           0            0       500        0

Net (Loss)                                                0         0        0
                 _________  ______  __________  ___________  ________  _______

Balance at
  Oct. 31, 1990,
  1991, 1992, 1993,
  1994 & 1995      500,000     500           0            0      (500)       0

Additional
  Capital
  Contribution                          11,570                          11,570

Net (Loss)                                          (12,566)           (12,566)
                 _________  ______  __________   __________   _______  _______
Balance at
  April 30, 1996   500,000     500     $11,570   $  (12,566)  $  (500) $  (816)

                                  ICHI-BON INVESTMENT CORPORATION

                                   (A Development Stage Company)


                              NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six month periods ended April 30, 1996 and 1995, and for the periods from inception at May 18, 1990 to April 30, 1996, (b) financial position at April 30, 1996, and October 31, 1995, and (c) the cash flows for the six months ended April 30, 1996 and 1995, and for the period from inception, May 18, 1990 (inception) to April 30, 1996, have been made.


NOTE 2.

The results for the six month period ended April 30, 1996, are not necessarily indicative of the results for the entire fiscal year ended October 31, 1996.

                                            SIGNATURES


      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ICHI-BON INVESTMENT CORPORATION
                                      (Registrant)

                                      Dated: June 14, 1996


                                      By:  Cheryl Okizaki
                                           Cheryl Okizaki
                                           President

                                  ICHI-BON INVESTMENT CORPORATION

                         Exhibit Index to Quarterly Report on Form 10-QSB
                               For the Quarter Ended April 30, 1996

EXHIBITS

  EX-27     Financial Data Schedule