Form 10QSB
period 1996-07-31
ICHI-BON INVESTMENT CORP
filed 1996-10-04
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                      For Quarter Ended:  July 31, 1996

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of July 31, 1996, was 500,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended July 31, 1996, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the nine month period ending July 31, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K - None.

ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                               July 31         October 31
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

SHAREHOLDERS' EQUITY

  Common Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  July 31, 1996, and October 31, 1995,
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


ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the       For the      May 18, 1990
                               Nine Months    Nine Months   (Inception)
                                  Ended          Ended          Thru
                                 July 31,       July 31,      July 31,
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


ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the        For the     May 18, 1990
                                  Nine Months    Nine Months    (Inception)
                                     Ended          Ended           Thru
                                    July 31,       July 31,       July 31,
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
                 _________  ______  __________  ___________  ________  _______

Balance at
  Oct. 31, 1990,
  1991, 1992, 1993,
  1994 & 1995      500,000     500           0            0      (500)       0

Additional
  Capital
  Contribution                          11,570                          11,570

Net (Loss)                                          (12,566)           (12,566)
                 _________  ______  __________   __________   _______  _______
Balance at
  July 31, 1996    500,000     500     $11,570   $  (12,566)  $  (500) $  (816)


                       ICHI-BON INVESTMENT CORPORATION

                        (A Development Stage Company)


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended July 31, 1996 and 1995, and for the periods from inception at May 18, 1990 to July 31, 1996, (b) financial position at July 31, 1996, and October 31, 1995, and (c) the cash flows for the nine months ended July 31, 1996 and 1995, and for the period from inception, May 18, 1990 (inception) to July 31, 1996, have been made.


NOTE 2.

The results for the nine month period ended July 31, 1996, are not necessarily indicative of the results for the entire fiscal year ended October 31, 1996.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ICHI-BON INVESTMENT CORPORATION
                              (Registrant)

                              Dated:  September 13, 1996


                              By:  /s/Cheryl Okizaki
                                   Cheryl Okizaki
                                   President

                       ICHI-BON INVESTMENT CORPORATION

              Exhibit Index to Quarterly Report on Form 10-QSB
                     For the Quarter Ended July 31, 1996

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .10