Form 10KSB
period 1996-10-31
ICHI-BON INVESTMENT CORP
filed 1996-12-27
CIK 935730

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

     (Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

    [ ] Transitional Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

           For the fiscal year ended October 31, 1996

                   Commission File No. 0-25388

                 ICHI-BON INVESTMENT CORPORATION
         (Name of small business issuer in its charter)

   Colorado                                         84-1156459
  (State or other jurisdiction of               (I.R.S. Employer
Incorporation or Organization)               Identification Number

                    3222 S. Vance, Suite 100
                    Lakewood, Colorado 80227
                         (303) 988-1441
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

 Securities registered under Section 12(b) of the Exchange Act:
                              none

Securities registered under to Section 12(g) of the Exchange Act:

                          Common Stock
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year: $ -0-

                  (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of December 13, 1996:
$0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 13, 1996 there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: Form 8-K filed with the SEC on or about November 19, 1996, which is incorporated into Item 1 of this report.

            This Form 10-KSB consists of 32 pages.
          Exhibit Index is Located at Page Thirty-One.


                        TABLE OF CONTENTS

                   FORM 10-KSB ANNUAL REPORT

                 ICHI-BON INVESTMENT CORPORATION

                                                            PAGE
Facing Page
Index
PART I
Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................          8
Item 3.    Legal Proceedings...........................          9
Item 4.    Submission of Matters to a Vote of
               Security Holders........................          9

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........          9
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................          9
Item 7     Financial Statements........................         14
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         24


PART III
Item 9.    Directors, Executive Officers, Promoters
           and Control Persons, Compliance with
           Section 16(a) of the Exchange Act...........         24
Item 10.   Executive Compensation......................         26
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         27
Item 12.   Certain Relationships and Related
               Transactions............................         28

PART IV
Item 13.   Exhibits and Reports of Form 8-K............         28



SIGNATURES.............................................         30


                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Ichi-Bon Investment Corporation (the "Company" or "Registrant") was incorporated under the laws of the State of Colorado on May 18, 1990, for the purpose of investments in business and real estate projects. Other than issuing shares to its original shareholders, the Company never commenced activities relating to its original business purpose. In May 1990, the Company authorized the issuance of 500 shares to two persons in exchange for services valued at $500. Thereafter, in August 1994, the Company's Board of Directors authorized a forward split of the Company's issued and outstanding common stock, whereby 1,000 shares of common stock were issued for every one share of common stock issued and outstanding. The Company presently has 500,000 shares of its Common Stock issued, which are held by 10 persons. Also in August 1994, the Board of Directors of the Company elected to change the Company's principal business purpose to those activities described below under "Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel, who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Item 7 - Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     Management of the Company is of the opinion that the business objectives of the Company remain viable, despite the Company's failure to merge with or acquire another business entity to date. Management of the Company continues to review potential merger candidates and acquisition opportunities.

Subsequent Event

     On or about November 11, 1996, the Company executed a letter of intent to acquire all of the issued and outstanding common stock of Covenant Financial Group, Inc., an Alabama corporation ("CFG"). The relevant information concerning this proposed transaction was included in a Form 8-K filed with the Securities and Exchange Commission on November 19, 1996, which contents are hereby incorporated by reference as if set forth.

     Management is presently undertaking a due diligence review of the information provided to it by CFG. Upon completion of this review, it is anticipated that a special meeting of shareholders will be called by the Company's Board of Directors to approve this transaction, provided that all of the relevant information is consistent with the representations previously made by CFG. The record date of such meeting, if called, will be November 11, 1996. Subsequent to the filing of the aforesaid report on Form 8-K, the number of shares of the Company's common stock to be issued to the shareholders of CFG was reduced from 9,500,000 to 4,500,000, representing 90% of the Company's issued and outstanding stock once the proposed transaction closes, of which there can be no assurance.

Employees

     During the fiscal year ended October 31, 1996, the Company had two nonsalaried employees: its President and its Secretary-
Treasurer. See "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

Prior Blank Check Experience

     Ms. Okizaki was involved as an officer and director of World Wide Venture Capital Corp. ("World Wide"), which completed its initial public offering of securities in June 1988. This company's initial public offering resulted in the sale of approximately 1,000,000 units at an initial price of $.01 per unit. The company received net proceeds of approximately $90,000 from this offering. The company's business purpose was similar to the business plan of the Company described herein.

     World Wide successfully merged with AOE Ventures, Inc., a holding company which owned a series of office supply companies in Albuquerque, New Mexico and Las Vegas, Nevada, on or about December 1988 by World Wide issuing shares of restricted common stock equal to approximately an 80% interest in World Wide in exchange for all of the issued and outstanding shares of AOE. Ms. Okizaki, along with all of the other officers and directors of World Wide, resigned their positions with World Wide on the date of the merger and none of the officers or directors of World Wide maintained any position with the surviving company after closing of this transaction. Upon information and belief, AOE Ventures, Inc. remains in existence as of the date of this report; however, it appears that none of its securities are listed for trading on any exchange. Further, upon information and belief, AOE ceased voluntarily filing reports pursuant to the Securities Exchange Act of 1934, in May 1990.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company's principal place of business is located at 3222 So. Vance, Suite 100, Lakewood, Colorado 80227, which offices are provided by Cheryl Okizaki, an officer, director and shareholder of the Company, on a rent free basis pursuant to an oral agreement. Ms. Okizaki has advised the Company that she is agreeable to maintaining this situation until the Company successfully consummates an acquisition or merger. It is anticipated that this arrangement will be suitable for the needs of the Company for the foreseeable future. The Company reimburses the President for any out-of-pocket costs incurred by the President on behalf of the Company, such as long distance telephone toll charges, office supplies and small, miscellaneous expenses,
provided that sufficient funds for the same are available.   As of
the date of this report, the Company has no funds available to reimburse any person for expenses. However, the President of the Company continues to advance any necessary costs.

     Other Property. The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None .

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. There is presently no trading market for the common or preferred equity of the Company.

     (b) Holders.  There are ten (10) holders of the Company's
Common Stock.

     As of the date of this report all 500,000 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a two year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     (c) Dividends.

     (1) The Company has not paid any dividends on its Common
Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended October 31, 1997.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     (a) Plan of Operation.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.
In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.
The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders. While management of the Company anticipates obtaining the approval of the shareholders of the Company via a Proxy Statement, the effect will be to assure such approval where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

     Because the Company presently has nominal overhead or other material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

ITEM 7.  FINANCIAL STATEMENTS

                 ICHI-BON INVESTMENT CORPORATION


                  Audited Financial Statements

          For the Year Ended October 31, 1996 and 1995
           and the Period February 2, 1992 (Inception)
                    through October 31, 1996


                 ICHI-BON INVESTMENT CORPORATION


                        TABLE OF CONTENTS

                                                            Page

     Independent Auditors' Report                             1

     Financial Statements

          Balance Sheet                                       2

          Statement of Operations                             3

          Statement of Cash Flow                              4

          Statement of Shareholders' Equity                   5

          Notes to the Financial Statements                 6-7



Kish, Leake & Associates, P.C.
7901 E. Belleview Ave., Suite 220
Englewood, Colorado 80111
(303) 779-5006
(303) 779-5724 FAX

                  Independent Auditor's Report

We have audited the accompanying balance sheet of Ichi-Bon Investment Corporation (a Developmental Stage Company), as of October 31, 1996 and the related statements of income, shareholders' equity, and cash flows for the fiscal years ended October 31, 1996 and 1995 and period February 1, 1992 (Inception) through October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ichi-Bon Investment Corporation at October 31, 1996 and the results of its operations and its cash flows for the fiscal years ended October 31, 1996 and 1995 and the period February 1, 1992 (Inception) through October 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise. The deficiency in working capital as of October 31, 1996 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

s/Kish Leake & Associates, P.C.

Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
November 11, 1996
                               -1-

Ichi-Bon Investment Corporation
(A Development Stage Company)
Balance Sheet
                                                         October
                                       NOTES             31, 1996
                                       _____             ________
ASSETS                                                         $0


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES - Accounts Payable                              4,284

SHAREHOLDERS' EQUITY                   1,2,4
Preferred Stock, .01 Par Value
Authorized 10,000,000 Shares; Issued
And Outstanding -0- Shares                                      0

Common Stock, .001 Par Value
Authorized 25,000,000 Shares; Issued
And Outstanding 500,000 Shares                                500

Additional Paid In Capital                                 12,000

Retained Deficit                                             (500)

Deficit Accumulated During
The Development Stage                                     (16,284)

TOTAL SHAREHOLDERS' EQUITY                                 (4,284)

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                           $0



          The Accompanying Notes Are An Integral Part Of These
Financial Statements.


Ichi-Bon Investment Corporation
(A Development Stage Company)
Statement Of Operations
                                                        February
                                                        1, 1992
                                                       (Inception)
                                                         Through
                                     October   October   October
                    NOTES            31, 1996  31, 1995  31, 1996
                    _____            ________  ________  ________

Revenue                                    $0        $0        $0

Expenses                                    0         0         0

Filing Fees                                 0       250       250
Legal and Accounting                    3,718    12,316    16,034

Total                                  $3,718   $12,566   $16,284

Net (Loss)                            ($3,718) ($12,566) ($16,284)

Net (Loss) Per
 Common Share         1                ($0.01)   ($0.03)   ($0.03)

Common Shares
 Outstanding          2               500,000   500,000   500,000



          The Accompanying Notes Are An Integral Part Of These
Financial Statements.


Ichi-Bon Investment Corporation
(A Development Stage Company)
Statement Of Cash Flows
                                                         February
                                                         1, 1992
                                                       (Inception)
                                                         Through
                                     October   October   October
                             NOTES   31, 1996  31, 1995  31, 1996
                             _____   ________  ________  ________
Net (Loss) Accumulated
 During The Development
 Stage                                ($3,718) ($12,566) ($16,284)

Expenses Paid By Shareholder
  For The Company             2,3         250    11,750   $12,000
Increase In Accounts Payble             3,468       816    $4,284

Cash Flows From Operations                  0         0         0

Cash Flows From Financing
Activities:

Issuance Of Common Stock                    0         0         0

Cash Flows From Financing                   0         0         0

Net Increase In Cash                        0         0         0
Cash At Beginning Of Period                 0         0         0

Cash At End Of Period                      $0        $0        $0



Non - Cash Activities:

  Shareholders' Paid Expenses
    For The Company                      $250   $11,750   $12,000


          The Accompanying Notes Are An Integral Part Of These
Financial Statements.


Ichi-Bon Investment Corporation
(A Development Stage Company)
Statement Of Shareholders' Equity

                                                   Deficit
                                                 Accumulated
                        Number Of      Additional  During The
                         Common  Common  Paid-In Development Retained
                  Notes  Shares  Stock   Capital    Stage    Deficit   Total
                  _____ _______  ______  _______  _________  _______  _________
Balance At
  February 1, 1992      500,000   $500        $0         $0    ($500)       $0

Issuance Of
Common Stock:     1,2,
  May 18, 1990 -
  Services At
  $.001 Per Share

Net (Loss)                                                 0                0

Balance At October
  31, 1993 & 1994       500,000    500         0           0    (500)      $0

Additional Capital
  Contribution    2,3                    11,750                      $11,750

Net (Loss)                                           (12,566)        ($12,566)

Balance At
  October 31, 1995      500,000   500     11,750     (12,566)   (500)    (816)

Additional Capital
  Contribution                               250                          250

Net (Loss)                                            (3,718)          (3,718)

Balance At
  October 31, 1996      500,000  $500    $12,000    ($16,284)  ($500) ($4,284)


          The Accompanying Notes Are An Integral Part Of These Financial Statements.


Ichi-Bon Investment Corporation
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Years Ended October 31, 1996 and 1995


Note 1 - Organization and Summary of Significant Accounting
         Policies

Organization:

On May 18, 1990, Ichi-Bon Investment Corporation (the Company) was incorporated under the laws of Colorado.

Development Stage:

The company entered the development stage in accordance with SFAS
No. 7 on February 1, 1992 and its purpose is to evaluate, structure and complete a merger with, or acquisition a privately owned corporation.

Statement of Cash Flows:

For the purpose of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest in fiscal year ended October 31, 1996 and 1995 was $-0-. Cash paid for income taxes in fiscal year ended
October 31, 1996 and 1995 was $-0-.

Net (Loss) per Common Share:

Net (Loss) per common share is computed by dividing the net loss for the period by the number of shares outstanding at October 31, 1996 and October 31, 1995.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.
Actual results could differ from those estimates.

Ichi-Bon Investment Corporation
(A Development Stage Company)
Notes to Financial Statements
For The Fiscal Year Ended October 31, 1996 and 1995


Note 2 - Capital Stock and Capital in Excess of Par Value

Common Stock and Preferred Stock:

The Company initially authorized 35,000 shares of no par value common stock. On August 16, 1994 the company amended its Articles of Incorporation and authorized 25,000,000 shares of $.001 par value common stock and 10,000,000 shares of $.01 par value preferred stock. The Company issued 500 shares to two entities in exchange for services valued at $500. Thereafter, these two entities gifted shares to 9 other parties. As of October 31, 1994 the Company has 500,000 shares of $.001 par value common stock issued and outstanding. In the fiscal years ended October 31, 1996 and 1995 $11,750 and $250, respectively, of additional capital was infused by shareholders to cover expenses.


Note 3 - Related Party Events

The Company maintains its principal offices in space provided by an officer of the Company on a rent free basis. The office is located in Lakewood, Colorado. The shareholders have also advanced money to the Company in the form of additional capital so the Company could pay its expenses.


Note 4 - Income Taxes

At October 31, 1996, the Company had net operating loss carryforwards available for financial statement and Federal income tax purposes of approximately $16,300 which, if not used, will expire in varying amounts through the year 2011.

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. As of October 31, 1996, the Company has a deferred tax asset of $3,300 primarily for its net operating loss carryforward which has been fully reserved through a valuation allowance. The change in the valuation allowance for 1996 is $780.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                         Age               Position

Cheryl L. Okizaki             47               President & Director

Wallace S. Westwood           62               Secretary-Treasurer
                                               and Director

Charles A. Arnold             53               Director

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     (b) Resumes:

     Cheryl L. Okizaki is President and a director of the Company, positions she has held since 1991. For the past 10 years, Ms. Okizaki has been the director of Humanex Academy, Lakewood, Colorado, a high school in business to serve students with learning problems and behavioral difficulties. In addition, Ms. Okizaki is also President of Humanex Systems International, Inc., which successfully consummated an intrastate offering of its securities in the State of Colorado in 1991. From November 1987 through December 1988, Ms. Okizaki was an officer and director of World Wide Venture Capital Corporation, a publicly held Colorado "blank check" corporation. See "Prior Blank Check Experience" below for a more detailed description of Ms. Okizaki's involvement with this company. Ms. Okizaki received a Bachelor of Arts degree from Northern Colorado College in 1970. She devotes only such time as necessary to the business of the Company, which is not expected to exceed 20 hours per month.

     Wallace S. Westwood is Secretary-Treasurer and a director of the Company, positions he has held since 1991. Since November 1977, Mr. Westwood has been President and Chief Executive Officer of Westwood Travel Center, Inc., Littleton, Colorado, a privately held Colorado corporation engaged in the travel business. He devotes only such time as necessary to the business of the Company, which is not expected to exceed 10 hours per month.

     Charles A. Arnold is a director of the Company, a position he has held since 1991. From February 1992 through the present, Mr. Arnold has been President of Quantic Research Systems, Inc., Golden, Colorado, a research and development company engaged in the production of equipment for industry and mining processes, including the milling, concentrating, extractive metallurgy and refining of metals. From March 1988 through June 1993, Mr. Arnold was director of research for Bio-Logic Research Foundation, Inc., Golden, Colorado, which engaged in the same type of business as Quantic Research Systems. Mr. Arnold is a certified welder who participated in the Viking and Apollo programs undertaken by NASA. Mr. Arnold devotes only such time as necessary to the business of the Company, which is expected to be nominal.

Prior Blank Check Experience

     Ms. Okizaki was involved as an officer and director of World Wide Venture Capital Corp. ("World Wide"), which completed its initial public offering of securities in June 1988. This company's initial public offering resulted in the sale of approximately 1,000,000 units at an initial price of $.01 per unit. The company received net proceeds of approximately $90,000 from this offering. The company's business purpose was similar to the business plan of the Company described herein.

     World Wide successfully merged with AOE Ventures, Inc., a holding company which owned a series of office supply companies in Albuquerque, New Mexico and Las Vegas, Nevada, on or about December 1988 by World Wide issuing shares of restricted common stock equal to approximately 80% interest in World Wide, in exchange for all of the issued and outstanding shares of AOE. Ms. Okizaki, along with all of the other officers and directors of World Wide, resigned their positions with World Wide on the date of the merger and none of the officers or directors of World Wide maintained any position with the surviving company after closing of this transaction. Upon information and belief, AOE Ventures, Inc. remains in existence as of the date of this report; however, it appears that none of its securities are listed for trading on any exchange. Further, upon information and belief, AOE ceased voluntarily filing reports pursuant to the Securities Exchange Act of 1934, in May 1990.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, the Company believes that all of the Form 5 annual reports of the Company's officers, directors and holders of 10% or more of the outstanding shares of the Company, which are required to be filed within 45 days after the end of the Company's fiscal year, were not timely filed, but have been filed prior to the filing of this report, except for Mr. Wallace, who has been out of the country for an extended period of time. However, all of the shares of the Company's issued and outstanding common stock are held in escrow and therefore, no changes in the securities holdings of any person have occurred during the last fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the year ended October 31, 1996, of the chief executive officer of the Company.

                         SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                 Other                 Under-            All
Name                             Annual   Restricted   lying            Other
and                              Compen-     Stock    Options/  LTIP   Compen-
Principal         Salary  Bonus  sation     Award(s)    SARs   Payouts sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)     ($)
__________  ____  ______  _____  ______    ________   _______  _______ ______
Cheryl
Okizaki,
President &       (1)(2)
Director    1996  $    0  $   0  $    0    $      0         0  $     0 $    0
_________________________


(1) Ms. Okizaki did not receive any salary during the fiscal year ended October 31, 1996, from the Company.



(2) It is not anticipated that any executive officer of the Company will receive compensation exceeding $100,000 during 1997, except in the event the Company successfully consummates a business combination.


     The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended October 31, 1996.

     In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, the Company believes that such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1996.

     There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers. As part of the proposals to be included in the Company's special meeting of shareholders, the adoption of a Stock Option Plan is being presented to shareholders for approval.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and            Amount and
                    Address of           Nature of
 Title             Beneficial           Beneficial     Percent of
of Class             Owner                 Owner           Class
________    _________________________  __________     __________
Common      Cheryl L. Okizaki(1)(2)       200,000        40.0%
            3222 S. Vance
            Lakewood, CO 80227

Common      Cheryl Miller                 171,000        34.2%
            15304 E. Monmouth Pl.
            Aurora, CO 80015



                    Name and            Amount and
                    Address of           Nature of
 Title             Beneficial           Beneficial     Percent of
of Class             Owner                 Owner           Class
________    _________________________  __________     __________

Common      Charles A. Arnold(1)           10,000         2.0%
            4650 S. Julian St.
            Denver, CO 80110

Common      Wallace S. Westwood(1)         15,000         3.0%
            5920 W. Rowland Ave.
            Littleton, CO 80123

Common      June H. Okizaki(2)             50,000        10.0%
            3050 S. Hobart Way
            Denver, CO 80227

Common      All Officers &                225,000        45.0%
            Directors as a Group
            (3 persons)
________________


(1)  Officer and/or director of the Company.

(2)  Cheryl Okizaki is the daughter-in-law of June Okizaki.


     The balance of the Company's outstanding Common Shares are held by five (5) persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There were no related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation SB.

                             PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

     EX-27     Financial Data Schedule

     The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on January 17, 1995 and are incorporated by reference herein:

     3.1       Certificate and Articles of Incorporation and
                     Amendments thereto

     3.2       Bylaws

     4.1       Copies of All Lock-up Agreements by the Company's
                     Shareholders

(b)  Reports on Form 8-K

     The Company files a report on Form 8-K with the Securities and Exchange Commission on November 19, 1996, which report has been incorporated herein by reference.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 27, 1996.

                                   ICHI-BON INVESTMENT CORPORATION
                                   (Registrant)


                                   By:/s/ Cheryl L. Okizaki
                                      Cheryl L. Okizaki,
                                      President


                                   By:/s/ Wallace S. Westwood
                                      Wallace S. Westwood,
                                      Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 27, 1996.



/s/ Cheryl L. Okizaki
Cheryl L. Okizaki, Director


/s/ Wallace S, Westwood
Wallace S. Westwood, Director


/s/ Charles A. Arnold
Charles A. Arnold, Director

                 ICHI-BON INVESTMENT CORPORATION

          Exhibit Index to Annual Report on Form 10-KSB
           For the Fiscal Year Ended October 31, 1996

EXHIBITS                                                 Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . 32