Form 10QSB
period 1997-01-31
ICHI-BON INVESTMENT CORP
filed 1997-03-18
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                    For Quarter Ended:  January 31, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of January 31, 1997, was 500,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended January 31, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the three month period ending January 31, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.   OTHER INFORMATION - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

          The Registrant filed a Form 8-K on November 19, 1996, which is incorporated herein by reference as though fully set forth, reporting the execution of a letter of intent on November 11, 1996, with Covenant Financial Group of America, Inc. ("CFG"), a privately held Alabama corporation, whereby the Registrant agreed in principle to acquire all of the issued and outstanding shares of CFG in exchange for issuance by the Registrant of 9,500,000 previously unissued "restricted" common stock of the Registrant. A copy of the letter of intent with CFG was annexed to the Form 8-K as an Exhibit.

ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                             January 31        October 31
                                                 1997             1996
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities
    Accounts Payable                          $   4,284       $     4,284

SHAREHOLDERS' EQUITY

  Common Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  January 31, 1997, and October 31, 1996,
  respectively                                $     500       $       500

  Preferred Stock, $.01 Par Value;
  10,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Additional Paid In Capital                     12,000            12,000

  Retained Deficit                                 (500)             (500)

  Deficit Accumulated During
    the Development Stage                       (16,284)          (16,284)
                                              _________       ___________
Total Shareholders' Equity                    $  (4,284)      $    (4,284)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0


ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the      May 18, 1990
                              Three Months   Three Months   (Inception)
                                  Ended          Ended          Thru
                               January 31,    January 31,    January 31,
                                   1997          1996           1997
                              ____________   ____________   _____________
Income                        $          0   $          0   $           0

Expenses
  Filing Fees                            0            250             250
  Legal and Accounting               3,718         12,316          16,034
                              ____________   ____________   _____________

  Total Expenses              $      3,718         12,566   $      16,284

Net (Loss) Accumulated
  During The Development
  Stage                       $     (3,718)  $    (12,566) $      (16,284)


Net (Loss) Per Share          $     ($0.01)   $    ($0.03) $       ($0.03)

Common Shares
  Outstanding                      500,000        500,000         500,000


ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the        For the     May 18, 1990
                                 Three Months   Three Months    (Inception)
                                     Ended          Ended           Thru
                                  January 31,    January 31,    January 31,
                                      1997           1996           1997
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $     (3,718)  $    (12,566)  $     (16,284)
    Expenses Paid by
     Shareholder for
     the Company                          250         11,750          12,000
    Increase in
     Account Payable                    3,468            816           4,284
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0               0
                                 ____________   ____________   _____________
  Net Cash Provided
    by Financing Activities                 0              0               0
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0

Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Shareholders' Paid Expenses
      For the Company            $       250    $    11,750   $      12,000



ICHI-BON INVESTMENT CORPORATION
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                  Deficit
                 Number of                      Accumulated
                  Shares            Additional   During the
                  Common    Common    Paid In   Development  Retained
                   Stock     Stock    Capital      Stage      Deficit   Total
                 _________  ______  __________  ___________  ________  _______
Balance at
  May 18, 1990   $       0  $    0  $        0  $         0  $      0  $     0

Issuance of
 Common Stock:
  May 18, 1990-
  For Services at
  $.001 Per Share  500,000  $  500           0            0       500        0

Net (Loss)                                                0         0        0
                 _________  ______  __________  ___________  ________  _______

Balance at
  Oct. 31, 1990,
  1991, 1992, 1993,
  1994             500,000     500           0            0      (500)       0

Additional
  Capital
  Contribution                          11,570                          11,570

Net (Loss)                                          (12,566)           (12,566)
                 _________  ______  __________   __________   _______  _______
Balance at
  Oct. 31, 1995    500,000     500     $11,570   $  (12,566)  $  (500) $  (816)

Additional
  Capital
  Contribution                             250                             250

Net (Loss)                                           (3,718)            (3,718)
                 _________  ______  __________   __________   _______  _______
Balance at
  Oct. 31, 1996   500,000      500     $12,000   $  (16,284)  $  (500) $(4,284)

Net (Loss)                                                0                  0
                 _________  ______  __________   __________   _______  _______

Balance at
  Jan. 31, 1997   500,000      500     $12,000   $  (16,284)  $  (500) $(4,284)


                       ICHI-BON INVESTMENT CORPORATION

                        (A Development Stage Company)


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended January 31, 1997 and 1996, and for the periods from inception at May 18, 1990 to January 31, 1997, (b) financial position at January 31, 1997, and October 31, 1996, and (c) the cash flows for the three months ended January 31, 1997 and 1996, and for the period from inception, May 18, 1990 (inception) to January 31, 1997, have been made.


NOTE 2.

The results for the three month period ended January 31, 1997, are not necessarily indicative of the results for the entire fiscal year ended October 31, 1997.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ICHI-BON INVESTMENT CORPORATION
                              (Registrant)

                              Dated:  March 17, 1997


                              By:  /s/ Cheryl Okizaki
                                   Cheryl Okizaki
                                   President

                       ICHI-BON INVESTMENT CORPORATION

              Exhibit Index to Quarterly Report on Form 10-QSB
                   For the Quarter Ended January 31, 1997

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .11