Form 10QSB
period 1997-04-30
ICHI-BON INVESTMENT CORP
filed 1997-06-10
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                     For Quarter Ended:  April 30, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of April 30, 1997, was 500,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended April 30, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ended April 30, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Effective June 6, 1997, all of the Company's shareholders executed a unanimous consent authorizing the merger of the Company with Detour, Inc., a California corporation. No proxy was disseminated to the Company's shareholders and no solicitation by any of the Company's management was utilized to obtain these consents.

ITEM 5.   OTHER INFORMATION

               Effective June 6, 1997, the Company, pursuant to a definitive agreement, consummated a merger with Detour, Inc. ("Detour"), a

California corporation, and acquired all of the issued and outstanding securities of Detour, issuing an aggregate of 4,500,000 shares of its "restricted" common stock to the former shareholders of Detour in exchange for all of the issued and outstanding stock of Detour.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

          The Registrant filed a Form 8-K on May 2, 1997, which is incorporated herein by reference as though fully set forth, reporting the execution of a letter of intent on April 30, 1997, with Detour, Inc. ("Detour"), a privately held California corporation, whereby the Registrant agreed in principle to acquire all of the issued and outstanding shares of Detour in exchange for issuance by the Registrant of 4,500,000 previously unissued "restricted" common stock of the Registrant. A copy of the letter of intent with Detour was annexed to the Form 8-K as an Exhibit.

ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                               April 30        October 31
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

SHAREHOLDERS' EQUITY

  Common Stock, $.001 Par Value;
  25,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  April 30, 1997, and October 31, 1996,
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


ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the      May 18, 1990
                               Six Months     Six Months    (Inception)
                                  Ended          Ended          Thru
                                April 30,      April 30,      April 30,
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


ICHI-BON INVESTMENT CORPORATION
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the        For the     May 18, 1990
                                   Six Months    Six Months     (Inception)
                                     Ended          Ended           Thru
                                   April 30,       April 30,      April 30,
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
                 _________  ______  __________  ___________  ________  _______

Balance at
  Oct. 31, 1990,
  1991, 1992, 1993,
  1994             500,000     500           0            0      (500)       0

Additional
  Capital
  Contribution                          11,570                          11,570

Net (Loss)                                          (12,566)           (12,566)
                 _________  ______  __________   __________   _______  _______
Balance at
  Oct. 31, 1995    500,000     500     $11,570   $  (12,566)  $  (500) $  (816)

Additional
  Capital
  Contribution                             250                             250

Net (Loss)                                           (3,718)            (3,718)
                 _________  ______  __________   __________   _______  _______
Balance at
  Oct. 31, 1996   500,000      500     $12,000   $  (16,284)  $  (500) $(4,284)

Net (Loss)                                                0                  0
                 _________  ______  __________   __________   _______  _______

Balance at
  Apr. 30, 1997   500,000      500     $12,000   $  (16,284)  $  (500) $(4,284)


                       ICHI-BON INVESTMENT CORPORATION

                        (A Development Stage Company)


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six month periods ended April 30, 1997 and 1996, and for the periods from inception at May 18, 1990 to April 30, 1997, (b) financial position at April 30, 1997, and October 31, 1996, and (c) the cash flows for the six months ended April 30, 1997 and 1996, and for the period from inception, May 18, 1990 (inception) to April 30, 1997, have been made.


NOTE 2.

The results for the six month period ended April 30, 1997, are not necessarily indicative of the results for the entire fiscal year ended October 31, 1997.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ICHI-BON INVESTMENT CORPORATION
                              (Registrant)

                              Dated:  June 6, 1997


                              By:  /s/ Cheryl Okizaki
                                   Cheryl Okizaki
                                   President

                       ICHI-BON INVESTMENT CORPORATION

              Exhibit Index to Quarterly Report on Form 10-QSB
                    For the Quarter Ended April 30, 1997

EXHIBITS                                                             Page No.

  EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .11