Form 10QSB
period 1997-07-31
DETOUR MAGAZINE INC
filed 1997-10-02
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                      For Quarter Ended:  July 31, 1997

                      Commission File Number:  0-25388



                            DETOUR MAGAZINE, INC.
      (Exact name of small business issuer as specified in its charter)



                                  Colorado
       (State or other jurisdiction of incorporation or organization)

                                 84-1156459
                      (IRS Employer Identification No.)

                             201 N. Service Road
                             Melville, New York
                  (Address of principal executive offices)

                                    11747
                                 (Zip Code)

                               (516) 423-9300
                         (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of July 31, 1997, was 5,000,000 shares.

                             PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended July 31, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

Overview

     Detour Magazine, Inc., f/k/a Ichi-Bon Investment Corporation (the "Company"), was incorporated under the laws of the State of Colorado on May 18, 1990. On June 6, 1997, pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all of the issued and outstanding securities of Detour, Inc., a California corporation, in exchange for 4,500,000 "restricted" common shares of the Company. As a result, the Company was the surviving entity. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to its present name.

     Detour Magazine, Inc. is engaged in publishing and distribution, on an international basis, of a monthly magazine entitled Detour, which includes advertisements and articles relating to fashion, contemporary music and entertainment and social issues. Management describes the magazine as an "urban, avant-garde" publication. It derives its revenues primarily from advertising. The Company maintains offices in both Los Angeles and New York.

     Historically, the magazine has been published monthly, with the exception of the issues for January/February and July/August, 1997, for which one issue was published. However, management intends to issue 12 magazines on a monthly basis in the future.

     The magazine has been, in general, approximately 112 to 120 pages in length, comprised of about 30 to 45 pages of advertising, with the balance in editorial pages. This reflects the limited, but growing, advertising base which typifies new publications. While no assurances can be provided, management anticipates that the Company will increase the number of advertising pages (as well as increase the advertising revenue per page) in the near future.

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the nine month period ended July 31, 1997.

Results of Operations

     Comparison of Results of Operations for the three month period ended July 31, 1997 and 1996.

     During the three month period ended July 31, 1997, the Company's revenues remained relatively constant, as it generated revenues of $916,525, compared to revenues of $977,217 for the similar period in 1996, a decrease of $60,692 (6.2%).

     In the three month period ended July 31, 1997, costs of sales were $573,477, compared to $705,738 for the similar period in 1996, a decrease of $132,261 (18.7%). This was due to a decrease in the Company's paper, printing and binding costs as well as decreased costs for editorial expenses. Selling, general and administrative expenses remained relatively constant, such expenses being $491,879 for the three months ended July 31, 1997, compared to $522,868 for the similar period in 1996, a decrease of $30,989 (5.9%). For the three month period ended July 31, 1997, the Company generated a net loss of $(179,876) compared to a net loss of $(294,449) for the three month period ended July 31, 1996, a decrease of $(114,573) (38.9%), primarily due to the decrease in cost of sales and a $12,013 decrease in interest expense during the period.

     Comparison of Results of Operations for the nine month period ended July 31, 1997 and 1996.

     During the nine month period ended July 31, 1997, the Company's revenues remained relatively constant, as it generated revenues of $2,594,594, compared to revenues of $2,588,887 for the similar period in 1996, an increase of $5,707 (.22%).

     In the nine month period ended July 31, 1997, costs of sales were $1,667,457, compared to $1,964,967 for the similar period in 1996, a decrease of $297,510 (15.1%). This was due primarily to a decrease in the Company's paper costs. The Company did incur approximately $50,000 in professional fees over and above fees normally incurred during previous quarterly periods during the nine month period ended July 31, 1997, as a result of settlement of an outstanding litigation. General and administrative expenses were $1,391,785 for the nine months ended July 31, 1997, compared to $1,430,272 for the similar period in 1996, a decrease of $38,487 (2.7%). This decrease came about due to management's efforts to implement cost cutting measures, including reducing labor costs.
As a result, the Company generated a net loss of $(464,648) for the nine month period ended July 31, 1997, compared to a net loss of $(806,352) for the nine month period ended July 31, 1996.

Liquidity and Capital Resources

     In the nine month period ended July 31, 1997, the Company had no available cash. It increased its accounts receivable to $284,268 from $174,949 for the similar period in 1996, an increase of $109,319 (62%). The Company also had two loans outstanding to two of its officers in the aggregate principal amount of $68,080, which loans are secured by second positions in each officer's residential home. These loans accrue interest at the prime rate and are due on demand.

     Management has recognized the Company's need for operating capital and, in response thereto, did issue options to an overseas entity, allowing such entity to acquire up to 2,000,000 shares of the Company's common stock at an exercise price of $1.50 per share. These options expire on or about November 1997 and while no options have been exercised to date, the option holder has advised management that it intends to begin exercising a portion of its options during the three month period ending October 31, 1997. However, there can be no assurances that these options will be exercised in the future.

     The Company has two outstanding notes payable, each payable to non-affiliates, including one note with an outstanding balance of $176,700, which accrues interest at the rate of 12% per annum and is due on demand. The remaining outstanding notes aggregating $1,067,862 are demand notes due to JCM Capital Corp., a non-affiliate and accrue interest at the rate of 12% per annum.

     The Company's securities are currently not liquid. There is currently no market for the Company's securities; however, the Company has recently filed an application to list its securities on the OTC Bulletin Board and is presently engaged in responding to various comments and concerns expressed by the NASD relevant thereto. While no assurances can be provided, management believes that the Company's common stock will begin trading on the Bulletin Board in the very near future.

Trends

     Management believes that the Company will continue to operate the Company's business at a loss for the next six months, but is optimistic that the Company will begin generating profits from its operations beginning in the second fiscal quarter of the fiscal year ending October 31, 1998. This will occur as a result of continued cost cutting measures adopted by management and anticipation of increased circulation of the Company's magazine and corresponding revenues therefrom. However, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the nine month period ended July 31, 1997.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

          The Registrant filed a Form 8-K on May 2, 1997, which is incorporated herein by reference as though fully set forth, reporting the execution of a letter of intent on April 30, 1997, with Detour, Inc. ("Detour"), a privately held California corporation, whereby the Registrant agreed in principle to acquire all of the issued and outstanding shares of Detour in exchange for issuance by the Registrant of 4,500,000 previously unissued "restricted" common stock of the Registrant. A copy of the letter of intent with Detour was annexed to the Form 8-K as an Exhibit. This transaction closed on June 6, 1997.

           On or about June 20, 1997, the Company filed a report on Form 8-K, which is incorporated herein by reference, which report advised, among other things, of the consummation of the transaction with Detour and that the pursuant to the terms of an Agreement and Plan of Reorganization dated June 6, 1997, the Company acquired all of the issued and outstanding securities of Detour and the issuance of 4,500,000 shares of its "restricted" common stock to the former shareholders of Detour in exchange for all of the issued and outstanding stock of Detour. Detour did not survive the transaction. The Company also changed its name to "Detour Magazine, Inc." A copy of the Agreement and Plan of Reorganization was annexed to the Form 8-K as an Exhibit.

Additionally, the report also advised of the following: (i) Kish, Leake & Associates, P.C., the Registrant's independent accountant for the Registrant's two most recent fiscal years, resigned and were replaced with the accounting firm of Marcum & Kliegman LLP, independent public accountants to audit the Registrant's fiscal year ended October 31, 1997, as well as future financial statements; (ii) the issuance of options to purchase an aggregate of 2,000,000 shares of the Company's common stock in favor of Anchor Capital Management, Inc., a corporation organized under the laws of the Turks & Caicos Islands, pursuant to an exemption from registration under Regulation S of the Securities Act of 1933; and
(iii) included the audited financial statements for the fiscal years ended December 31, 1996 and 1995, of Detour, Inc., the California corporation which merged with the Company as described hereinabove. The balance of the disclosure included in both the Form 8-K dated May 2, 1997 and June 20, 1997 are hereby incorporated by referenced thereto.

                      DETOUR MAGAZINE, INC.

                          BALANCE SHEET


                              ASSETS

                                         (unaudited)   (audited)
                                           7/31/97      12/31/96
                                          ---------    ---------
CURRENT ASSETS

  Cash                                            0            0
  Accounts receivable                       284,268      174,079
  Loan receivable-officers                   68,080       52,241
  Prepaid expenses and
    other current assets                     65,848       36,778
                                          ---------    ---------
    Total Current Assets                    418,196      263,098
                                          ---------    ---------

PROPERTY AND EQUIPMENT, Net                 131,515      148,885
                                          ---------    ---------

OTHER ASSETS

  Security Deposits                          19,730       19,520
                                          ---------    ---------
    Total Other Assets                       19,730       19,520
                                          ---------    ---------

    TOTAL ASSETS                            569,441      431,503
                                          =========    =========

                     LIABILITIES AND EQUITY

CURRENT LIABILITIES

  Cash Overdrafts                            10,404       23,062
  Accounts payable and accrued expenses     904,960      500,751
  Unexpired subscriptions                    25,664       25,664
  Note payable                              176,700      190,000
  Due to stockholder                         13,381       28,590
  Note payable stockholders               1,054,481      932,313
  Interest payable stockholders             151,686       79,247
                                          ---------    ---------

    Total Current Liabilities             2,337,276    1,779,627





                                         (unaudited)   (audited)
                                           7/31/97      12/31/96
                                          ---------    ---------
EQUITY

  Common stock, $.001 par value,
    25,000,000 shares authorized,
    5,000,000 issued and outstanding
    at July 31, 1997                          5,000

  Detour, Inc. Common stock, $.001
    par value, 100,000,000 shares
    authorized, 9,365,760 issued and
    outstanding at December 31, 1996
    (Note 2)                                               9,366

  Preferred Stock, $.01 par value,
    10,000,000 shares authorized,
    no shares issued and outstanding              0            -


  Additional paid-in capital                859,527      855,161

  Accumulated deficit                    (2,632,362)  (2,212,651)
                                          ---------    ---------

    TOTAL EQUITY                         (1,767,835)  (1,348,124)
                                          ---------    ---------

    TOTAL LIABILITIES
      AND EQUITY                            569,441      431,503
                                          =========    =========

                      DETOUR MAGAZINE, INC.

                        INCOME STATEMENT



                                               (unaudited)
                                                 For the
                                            Three Months Ended
                                           7/31/97      7/31/96
                                          ----------   ---------

SALES                                        916,525     977,217

COST OF SALES                                573,477     705,738
                                           ---------   ---------

    GROSS PROFIT                             343,049     271,479

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    491,879     522,868
                                           ---------   ---------

    OPERATING LOSS                          (148,830)   (251,390)

    Interest expense                         (31,046)    (43,059)
                                           ---------   ---------

    NET INCOME                              (179,876)   (294,449)
                                           =========   =========


EARNINGS (LOSS) PER SHARE                      ($.04)      ($.06)
                                           =========   =========

WEIGHTED AVERAGE
  SHARES OUTSTANDING                       5,000,000   5,000,000
                                           =========   =========

                      DETOUR MAGAZINE, INC.

                        INCOME STATEMENT


                                              (unaudited)
                                                For the
                                           Nine Months Ended
                                          7/31/97      7/31/96
                                         ----------   ---------

SALES                                     2,594,594   2,588,887

COST OF SALES                             1,667,457   1,964,967
                                          ---------   ---------

    GROSS PROFIT                            927,137     623,920

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                 1,391,785   1,430,272
                                          ---------   ---------

    OPERATING LOSS                         (464,648)   (806,352)

    Interest expense                        (92,534)   (111,834)
                                          ---------   ---------

    NET INCOME                             (557,182)   (918,186)
                                          =========   =========

EARNINGS (LOSS) PER SHARE                     ($.11)      ($.18)
                                          =========   =========

WEIGHTED AVERAGE
  SHARES OUTSTANDING                      5,000,000   5,000,000
                                          =========   =========

                      DETOUR MAGAZINE, INC.

                     STATEMENT OF CASH FLOWS

                                             Nine        Nine
                                            Months      Months
                                             Ended       Ended
                                            7/31/97     7/31/96
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                         (557,182)   (825,828)
                                           ---------   ---------
    Depreciation                              22,884      33,093
    Bad debt expense                               0       5,000
    Decrease (increase) in accounts
      receivable                            (109,319)     88,818
    Decrease (increase) in prepaid
      expenses and other current assets       (5,773)     40,009
    Increase in accounts payable
      and accrued expenses                   514,937      86,756
    Increase in unexpired subscriptions        9,944       9,944
    Increase in interest payable,
      stockholder                             20,678      18,568
                                           ---------   ---------
      TOTAL ADJUSTMENTS                      453,351     282,188
                                           ---------   ---------
      NET CASH USED IN OPERATING ACTIVITIES (103,831)   (543,640)
                                           ---------   ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                               (23,294)
  Loan to officer                            (53,996)    (52,241)
                                           ---------   ---------
      NET CASH USED IN INVESTING ACTIVITIES  (53,996)    (75,535)
                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of note payable                   176,700     190,000
  Principal repayments of note payable      (737,700)   (300,000)
  Proceeds from stockholder                        0      28,590
  Net proceeds of loan payable,
    stockholder                                    0           0
  Capital contributed upon inception               0           0
  Proceeds from additional paid-in capital   700,207     700,207
                                           ---------   ---------
      NET CASH PROVIDED BY FINANCING
      ACTIVITIES                             139,207     618,797
                                           ---------   ---------

      NET DECREASE IN CASH                   (18,620)       (378)
      CASH - beginning                         8,216     (22,684)
                                           ---------   ---------
      CASH (OVERDRAFT) - ending              (10,404)    (23,062)
                                           =========   =========


                            DETOUR MAGAZINE, INC.

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (unaudited)

                           $.01 Par Value
                            Common Stock   Additional
                         -----------------   Paid-In   Accumulated
                          Shares    Amount   Capital     Deficit      Total
                         ---------  ------   -------    ---------    ---------

Balance-November 1, 1996 9,365,760   9,366   855,161   (2,075,180)  (1,210,653)

Recapitalization
  resulting from merger (4,365,780) (4,366)    4,368            -           -

Net loss for the
  nine months ended
  July 31, 1997                  -       -         -     (557,182)    (557,182)
                         ---------  ------   -------    ---------    ---------

Balance - July 31, 1997  5,000,000   5,000   859,527   (2,632,362)  (1,767,835)
                         =========  ======   =======    =========    =========

                      DETOUR MAGAZINE, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              Nine Month Period Ended July 31, 1997


1.   Unaudited Interim Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

2.   Basis of Presentation

          Business combination

     On June 6, 1997, pursuant to the terms of an Agreement and Plan of Reorganization, Ichi-Bon Investment Corporation ("IBI") acquired all of the outstanding common stock of Detour, Inc. ("Old Detour") in exchange for 4,500,000 unregistered shares of IBI's common stock. As a result of the transaction, the former shareholders of Old Detour received shares representing an aggregate of 90% of IBI's outstanding common stock, resulting in a change in control of IBI. As a result of the merger, IBI was the surviving entity and Old Detour ceased to exist. Simultaneously therewith, IBI amended its articles of incorporation to reflect a change in IBI's name to "Detour Magazine, Inc." References to the "Company" or "Detour" refer to Detour Magazine, Inc. together with the predecessor company, Old Detour.

     The acquisition of Old Detour has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Old Detour is considered the acquiring entity.
     As a result, historical financial information for periods prior to the date of the transaction are those of Old Detour. However, the capital structure of Old Detour has been retroactively restated to reflect the number of shares received by Old Detour shareholders in the acquisition and the Company's par value. Under purchase method accounting, balances and results of operations of Old Detour will be included in the accompanying consolidated financial statements from the date of the transaction, June 6, 1997. The Company recorded the assets and liabilities (excluding intangibles) at

2.   Basis of Presentation (continued)

     their historical cost basis which was deemed to be approximate fair market value. The reverse acquisition is treated as a non-cash transaction except to the extent of cash acquired, since all consideration given was in the form of stock. Proforma results of operations (assuming the business combination had been effectuated on January 1, 1997) are not presented because Detour was inactive for the quarter ended July 31, 1997. As a result, proforma results of operations for the quarter ended July 31, 1997 would be no different than the historical statement of operations presented herewith.

          Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Old Detour for the quarter ended July 31, 1997 and of Detour effective with the date of the merger, June 6, 1997. Significant intercompany transactions and balances have been eliminated in consolidation.

          Earnings per share

     Earnings per share have been computed based on the weighted average number of common shares outstanding. For the nine month period prior to the reverse acquisition discussed in the business combination section of Note 2 above, the number of common shares outstanding used in computing earnings per share is the number of common shares received by the shareholders of Old Detour in connection with such reverse acquisition (4,500,000 shares).

3.   History and Business Activity

     Detour was originally incorporated as Ichi-Bon Investment Corporation on May 18, 1990, under the laws of the State of Colorado. The name was changed to Detour Magazine, Inc. concurrent with the business combination described in Note 2. Prior to such business combination, Detour had not engaged in any operations or generated any revenue.

     Old Detour was a publisher of a nationally distributed magazine entitled "Detour" which is published monthly and contains articles and pictorial displays on fashion, music and social commentary.

                           SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DETOUR MAGAZINE, INC.
                              (Registrant)

                              Dated:  October 1, 1997


                              By:  /s/ James Turner
                                   James Turner,
                                   President

                      DETOUR MAGAZINE, INC.

        Exhibit Index to Quarterly Report on Form 10-QSB
               For the Quarter Ended July 31, 1997

EXHIBITS                                                 Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . 17