Form 10QSB
period 1997-09-30
DETOUR MAGAZINE INC
filed 1997-11-17
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           Form 10-QSB

                      Quarterly Report Under
                the Securities Exchange Act of 1934

               For Quarter Ended:  September 30, 1997

                 Commission File Number:  0-25388



                       DETOUR MAGAZINE, INC.
 (Exact name of small business issuer as specified in its charter)



                             Colorado
   (State or other jurisdiction of incorporation or organization)

                            84-1156459
                (IRS Employer Identification No.)

                    6855 Santa Monica Boulevard
                            Suite 400
                      Los Angeles, California
             (Address of principal executive offices)

                              90038
                           (Zip Code)

                         (213) 469-9444
                  (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1997, was 5,000,000 shares.

                             PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1997, are attached hereto.

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

     Detour Magazine, Inc. is engaged in publishing of a monthly magazine entitled Detour, which includes advertisements and articles relating to fashion, contemporary music and entertainment and social issues. Management describes the magazine as an "urban, avant-garde" publication. It derives approximately 90% of its revenues from advertising, with the balance from circulation. The Company maintains offices in both Los Angeles and New York City.

     The magazine is been published monthly, with the exception of the issues for January/February and July/August, 1997, for which one issue is published. The magazine has been, in general, approximately 192 pages in length, comprised of about 60 to 70 pages of advertising, with the balance in editorial pages. This reflects the limited, but growing, advertising base which typifies new publications.

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the nine month period ended September 30, 1997.

Results of Operations

     Comparison of Results of Operations for the nine month period ended September 30, 1997 and 1996.

     During the nine month period ended September 30, 1997, the Company's revenues were $3,029,351, compared to revenues of $2,052,155 for the similar period in 1996, an increase of $977,196 (47.6%) from the similar period in 1996. Management believes that this increase was attributable to the increased size of the Company's magazine, which allowed for additional advertising. Further, the economic climate in the United States was relatively favorable and the Company's advertising clients tend to spend more on advertising during good economic times. During this period, costs of sales were $1,731,754, compared to $1,482,050 for the similar period in 1996, an increase of $249,704 (14.4%). This was also due primarily to the increased size of the Company's magazine, which resulted in increased printing and paper costs as a factor of such growth. During this period, however, there was a decrease in the Company's paper costs. Further, the Company did incur approximately $50,000 in professional fees over and above fees normally incurred during previous quarterly periods during the nine month period ended September 30, 1997, as a result of settlement of an outstanding litigation. General and administrative expenses were $1,724,476 for the nine months ended September 30, 1997, compared to $1,099,052 for the similar period in 1996, an increase of $625,424 (36.3%). This increase was attributable to numerous factors, including the retention of a new President, John Evans, who assumed his duties on August 1, 1997, the execution of a consulting agreement and fees payable thereon, also which took place on August 1, 1997 and increase commisions payable due to the increase advertising revenues. The Company's sales advertising staff is paid on a commission basis. As a result, the Company generated a net loss of $(536,879) for the nine month period ended September 30, 1997, compared to a net loss of $(619,371) for the nine month period ended September 30, 1996.

Liquidity and Capital Resources

     In the nine month period ended September 30, 1997, the Company had $157,165 in cash. It also increased its accounts receivable to $351,773 from $197,534 for the similar period in 1996, an increase of $154,239 (43.8%), which management attributes to increased advertising.

     The Company has two outstanding notes payable, each payable to non-affiliates, including one note with an outstanding balance of $176,700, which accrues interest at the rate of 12% per annum and is due on demand. The remaining outstanding note aggregating $1,219,438 is payable to an unaffiliated entity. Relevant thereto, in 1995, a stockholder of the Company loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. The note holder agreed to subordinate this security position relevant to the Company's accounts receivable. This stockholder subsequently assigned this Note to JCM Capital Corp.
It is the intention of the Company to repay this obligation in full with the proceeds derived from the private equity Offering described herein.

     During the three month period ending September 30, 1997, an outstanding loan receivable from one of the Company's officers and directors was repaid in full.

     The Company presently factors its monthly domestic accounts receivable with Riviera Financial, Inc., Los Angeles, California ("Riviera"). The majority of factoring provided by Riviera is on a non-recourse basis. On average, the Company pays a fee to Riviera of approximately 4.5% per month. Historically, the Company factors approximately $3 million per annum in accounts receivable with Riviera. Riviera's maximum fee for factoring the Company's receivables is 9% per month, with a hold back of 11% on each invoice until receipt of funds. Therefore, Riviera is only factoring 89% of the Company's total eligible domestic advertising receivables. In addition, Riviera also acts the capacity of credit manager for the Magazine by performing credit checks, mailing invoices, making collection calls and posting receivables. It is anticipated that, provided the Company successfully sells a substantial portion of its common stock in the private offering described herein, the factoring relationship with Riviera will be terminated, as management believes that it will no longer be necessary due to sufficient cash then available to the Company. However, there are no assurances that the Company will sell a sufficient number of shares of its common stock to allow it to terminate.

     Management intends to undertake a plan of expansion and in order to effectuate the same, has recognized the Company's need for additional operating capital. In response thereto, in November 1997 the Company will undertake a private offering of its common stock wherein it intends to offer up to 2,350,000 shares of the Company's common stock at a price of $1.50 per share, for aggregate gross proceeds of $3,500,000. There can be no assurances that all of the Shares to be offered will be sold, or that the Company will generate sufficient interest in this offering to solve its cash shortage. Previously, the Company issued options to an overseas entity, allowing such entity to acquire up to 2,000,000 shares of the Company's common stock at an exercise price of $1.50 per share. However, options expired prior to exercise of the same as a result of a mutual decision between the subscriber and the Company, as the Company elected to proceed with the private offering instead.

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

Trends

     Management believes that the Company will continue to operate the Company's business at a loss for the next twelve months, but is optimistic that the Company will begin generating profits from its operations beginning in the 1998 fiscal year. This will occur as a result of cost cutting measures which have been adopted by management and anticipation of increased circulation of and advertising in the Company's magazine and corresponding revenues therefrom. However, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the nine month period ended September 30, 1997.

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)     Reports on Form 8-K

          The Registrant filed a Form 8-K on November 4, 1997, which is incorporated herein by reference as though fully set forth, reporting of an amendment to the Company's bylaws, changing the Company's fiscal year end from October 31, to December 31. This was done to provide continuity, as the Company's predecessor, Detour, Inc., had a calendar fiscal year.

                      DETOUR MAGAZINE, INC.

                          BALANCE SHEET

                              ASSETS

                               (unaudited) (unaudited)  (audited)
                                 9/30/97     9/30/96     12/31/96
                                ---------   ---------   ---------
CURRENT ASSETS
  Cash                            157,165           0           0
  Accounts receivable             351,773     197,534     174,079
  Loan receivable-officers              0      39,181      52,241
  Prepaid expenses and
    other current assets           31,819      46,965      36,778
                                ---------   ---------   ---------
    Total Current Assets          540,757     283,680     263,098
                                ---------   ---------   ---------

PROPERTY AND EQUIPMENT, Net       134,501     151,335     148,885
                                ---------   ---------   ---------

OTHER ASSETS
  Security Deposits                20,750      19,335      19,520
                                ---------   ---------   ---------
    Total Other Assets             20,750      19,335      19,520
                                ---------   ---------   ---------

    TOTAL ASSETS                  696,008     454,350     431,503
                                =========   =========   =========

                     LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Cash Overdrafts                       0      22,684      23,062
  Accounts payable and
    accrued expenses            1,159,209     479,062     500,751
  Unexpired subscriptions          25,664      23,178      25,664
  Note payable                    176,700     300,000     190,000
  Due to stockholder                    0     464,381      28,590
  Note payable stockholders     1,030,191     932,313     932,313
  Interest payable stockholders   189,247      74,605      79,247
                                ---------   ---------   ---------
    Total Current Liabilities   2,581,011   2,296,223   1,779,627
                                ---------   ---------   ---------


                  LIABILITIES AND EQUITY (Continued)

EQUITY

  Common stock, $.001 par value
    25,000,000 shares authorized,
    5,000,000 issued and
    outstanding                     5,000

  Detour, Inc. Common stock,
    $.001 par value, 100,000,000
    shares authorized, 9,365,760
    issued and outstanding                      8,445       9,366

  Additional paid-in capital      855,161     155,875     855,161

  Accumulated deficit          (2,745,164) (2,006,193) (2,212,651)
                                ---------   ---------   ---------
    TOTAL EQUITY               (1,885,003) (1,841,873) (1,348,124)
                                ---------   ---------   ---------
    TOTAL LIABILITIES
      AND EQUITY                  696,008     454,350     431,503
                                =========   =========   =========


                      DETOUR MAGAZINE, INC.

                     STATEMENT OF OPERATIONS


                               (unaudited)           (unaudited)
                                 For the               For the
                            Nine Months Ended     Three Months Ended
                           9/30/97     9/30/96    9/30/97    9/30/96
                          ----------  ---------  ---------  ---------
SALES                      3,029,351  2,052,155  1,009,784    684,052

COST OF SALES              1,731,754  1,482,050    577,251    494,017
                           ---------  ---------  ---------  ---------

    GROSS PROFIT           1,297,597    570,105    432,532    190,035

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES  1,724,476  1,099,052    574,825    366,351
                           ---------  ---------  ---------  ---------

    OPERATING LOSS          (426,879)  (528,947)  (142,293)  (176,316)

    Interest expense        (110,000)   (90,424)   (36,667)   (30,141)
                           ---------  ---------  ---------  ---------

    NET (LOSS)              (536,879)  (619,371)  (178,960)  (206,457)
                           =========  =========  =========  =========

NET LOSS PER SHARE              (.11)      (.12)      (.04)      (.04)
                           =========  =========  =========  =========


                      DETOUR MAGAZINE, INC.

                     STATEMENT OF CASH FLOWS

                                             Nine        Nine
                                            Months      Months
                                             Ended       Ended
                                            9/30/97     9/30/96
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                (536,879)   (619,371)
                                           ---------   ---------
    Depreciation                              28,684      24,820
    Bad debt expense                               0       3,750
    Decrease (increase) in accounts
      receivable                            (177,694)     66,614
    Decrease (increase) in prepaid
      expenses and other current assets        3,729      30,007
    Increase in accounts payable
      and accrued expenses                   658,458      65,067
    Increase in unexpired subscriptions            0       7,458
    Increase in interest payable,
      stockholder                            110,000      13,926
                                           ---------   ---------
      TOTAL ADJUSTMENTS                      623,177     211,641
                                           ---------   ---------
      NET CASH USED IN OPERATING ACTIVITIES   86,298    (407,730)
                                           ---------   ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                   (14,300)    (17,471)
  Loan to officer                             52,241     (39,181)
                                           ---------   ---------
      NET CASH USED IN INVESTING ACTIVITIES   37,941     (56,651)
                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of note payable                         0           0
  Principal repayments of note payable       (13,300)          0
  Proceeds from stockholder                        0           0
  Net proceeds of loan payable,
    stockholder                               69,288     464,381
  Capital contributed upon inception               0           0
  Proceeds from additional paid-in capital         0           0
                                           ---------   ---------
      NET CASH PROVIDED BY FINANCING
      ACTIVITIES                              55,988     464,381
                                           ---------   ---------

      NET DECREASE IN CASH                   180,227           0

      CASH - beginning                       (23,062)    (22,684)
                                           ---------   ---------
      CASH (OVERDRAFT) - ending              157,165     (22,684)
                                           =========   =========


                     DETOUR MAGAZINE, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Nine Month Period Ended September 30, 1997


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

     The acquisition of Old Detour has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Old Detour is considered the acquiring entity.
     As a result, historical financial information for periods prior to the date of the transaction are those of Old Detour. Under purchase method accounting, balances and results of operations of Old Detour will be included in the accompanying financial statements from the date of the transaction, June 6, 1997. The Company recorded the assets and liabilities (excluding intangibles) at their historical cost basis which was deemed to be approximate fair market value. The reverse acquisition is treated as a non-cash transaction except to the extent of cash acquired, since all consideration given was in the form of stock.

          Earnings per share

     Earnings per share have been computed based on the weighted average number of common shares outstanding. For the nine month period prior to the reverse acquisition discussed in the business combination section of Note 2 above, the number of common shares outstanding used in computing earnings per share is the number of common shares outstanding as a result of such reverse acquisition (5,000,000 shares).

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

                              DETOUR MAGAZINE, INC.
                              (Registrant)

                              Dated:  November 13, 1997


                              By:/s/ John C. Evans
                                 John C. Evans, President

                      DETOUR MAGAZINE, INC.

         Exhibit Index to Quarterly Report on Form 10-QSB
            For the Quarter Ended September 30, 1997

EXHIBITS                                                  Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . .     15