Form 10QSB
period 1997-06-30
DETOUR MAGAZINE INC
filed 1998-02-10
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  June 30, 1997

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1997, was 5,000,000 shares.

                                PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1997, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Overview

     Detour Magazine, Inc., f/k/a Ichi-Bon Investment Corporation (the "Company"), was incorporated under the laws of the State of Colorado on May 18, 1990. On June 6, 1997, pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all of the issued and outstanding securities of Detour, Inc., a California corporation, in exchange for 4,500,000 "restricted" common shares of the Company. As a result, the Company was the surviving entity. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation changing its name to its present name.

     Detour Magazine, Inc. is engaged in the publishing of a monthly magazine entitled Detour, which includes advertisements and articles relating to fashion, contemporary music and entertainment and social issues. Management describes the magazine as an "urban, avant-garde" publication. It derives approximately 90% of its revenues from advertising, with the balance from circulation. The Company maintains offices in both Los Angeles and New York City.

     The magazine is published monthly, with the exception of the issues for January/February and July/August, 1997, for which one issue was published. The magazine has been, in general, approximately 192 pages in length, comprised of about 60 to 70 pages of advertising, with the balance in editorial pages. This reflects the limited, but growing, advertising base which typifies new publications.

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the six month period ended June 30, 1997.

Results of Operations

     Comparison of Results of Operations for the six month period ended June 30, 1997 and 1996.

     During the six month period ended June 30, 1997, the Company's revenues were $2,019,568, compared to revenues of $1,368,104 for the similar period in 1996, an increase of $651,463 (32.3%). Management believes that this increase was attributable to additional advertising prompted by the efforts of management to increase the visability of the Company's magazine. Further, the economic climate in the United States was relatively favorable and the Company's advertising clients tend to spend more on advertising during good economic times. During this period, costs of sales were $1,154,503, compared to $988,034 for the similar period in 1996, an increase of $166,469 (14.4%). This was due primarily to the increased book size of the Company's magazine, which resulted in increased printing and paper costs as a factor of such growth. General and administrative expenses were $1,149,651 for the six months ended June 30, 1997, compared to $732,702 for the similar period in 1996, an increase of $416,949 (36.3). This increase was attributable to numerous factors, including increases in factoring costs, professional fees, promotional costs and commissions payable due to the increased advertising revenues. The Company's sales advertising staff is paid on a commission basis. As a result, the Company generated a net loss of $(357,919) for the six month period ended June 30, 1997, compared to a net loss of $(412,914) for the six month period ended June 30, 1996.

     Comparison of Results of Operations for the three month periods ended June 30, 1997 and 1996

     During the three month period ended June 30, 1997, the Company's revenues increased significantly, as it generated revenues of $1,009,784, compared to revenues of $684,052 for the similar period in 1996, an increase of $325,732 (32.2%). In the three month period ended June 30, 1997, costs of sales remained relatively constant at $577,251, compared to $494,017 for the similar period in 1996, an increase of $83,234 (14.4%). This was due primarily to the increased size of the Company's magazine, which resulted in increased printing and paper costs as a factor of such growth. During this period, however, there was a decrease in the Company's paper costs, which accounts for the increased percentage of revenues but a smaller percentage increase in costs of sales. General and administrative expenses were $574,825 for the three months ended June 30, 1997, compared to $366,351 for the similar period in 1996, an increase of $208,474 (36.3%). This increase came about due to additional commissions paid by the Company to its salespersons relating to the increased advertising. As a result, the Company generated a net loss of $(178,960) for the three month period ended June 30, 1997, compared to a net loss of $(206,457) for the three month period ended June 30, 1996.

Liquidity and Capital Resources

     In the six month period ended June 30, 1997, the Company had $157,165 in cash. It also increased its accounts receivable to $292,542 from $220,988 for the similar period in 1996, an increase of $71,554 (24.5%), which increase management attributes to increased advertising.

     The Company has two outstanding notes payable, each payable to non-affiliates, including one note with an outstanding balance of $176,700 which accrues interest at the rate of 12% per annum and is due on demand. The remaining outstanding note aggregating $982,448 is payable to a shareholder. Relevant thereto, in 1995, a stockholder of the Company loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. The note holder agreed to subordinate this security position relevant to the Company's accounts receivable. It is the intention of the Company to repay this obligation in full with the proceeds derived from the private equity offering described herein.

     The Company presently factors its monthly domestic accounts receivable with Riviera Financial, Inc., Los Angeles, California ("Riviera"). The majority of factoring provided by Riviera is on a non-recourse basis. On average, the Company pays a fee to Riviera of approximately 4.5% per month. Historically, the Company factors approximately $3 million per annum in accounts receivable with Riviera. Riviera's maximum fee for factoring the Company's receivables is 9% per month, with a hold back of 11% on each invoice until receipt of funds. Therefore, Riviera is only factoring 89% of the Company's total eligible domestic advertising receivables. In addition, Riviera also acts in the capacity of credit manager for the Magazine by performing credit checks, mailing invoices, making collection calls and posting receivables. It is anticipated that, provided the Company successfully sells a substantial portion of its common stock in the private offering described herein, the factoring relationship with Riviera will be terminated, as management believes that it will no longer be necessary due to sufficient cash then available to the Company. However, there are no assurances that the Company will sell a sufficient number of shares of its common stock to allow it to terminate.

     Management intends to undertake a plan of expansion and in order to effectuate the same, has recognized the Company's need for additional operating capital. In response thereto, in November 1997 the Company commenced a private offering of its common stock wherein it is offering up to 2,350,000 shares of the Company's common stock at a price of $1.50 per share, for aggregate gross proceeds of $3,500,000. There can be no assurances that all of the shares being offered will be sold, or that the Company will generate sufficient interest in this offering to solve its cash shortage. Previously, the Company issued options to an overseas entity, allowing such entity to acquire up to 2,000,000 shares of the Company's common stock at an exercise price of $1.50 per share. However, the options expired prior to exercise of the same as a result of a mutual decision between the subscriber and the Company, as the Company elected to proceed with the private offering instead.

     As of June 30, 1997, the Company's securities were not liquid, as there was no market for the Company's securities; however, subsequently, the Company filed an application to list its securities on the OTC Bulletin Board, which application was approved in December 1997.

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

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the six month period ended June 30, 1997.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

          The Registrant filed a Form 8-K on May 2, 1997, which is incorporated herein by reference as though fully set forth, reporting the execution of a letter of intent on April 30, 1997, with Detour, Inc. ("Detour"), a privately held California corporation, whereby the Registrant agreed in principle to acquire all of the issued and outstanding shares of Detour in exchange for issuance by the Registrant of 4,500,000 previously unissued "restricted" common stock of the Registrant. A copy of the letter of intent was annexed to the Form 8-K as an Exhibit. This transaction closed on June 6, 1997.

           On or about June 20, 1997, the Company filed a report on Form 8-K, which is incorporated herein by reference, which report advised, among other things, of the consummation of the transaction with Detour and that, pursuant to the terms of an Agreement and Plan of Reorganization dated June 6, 1997, the Company acquired all of the issued and outstanding securities of Detour and the issuance of 4,500,000 shares of its "restricted" common stock to the former shareholders of Detour in exchange for all of the issued and outstanding stock of Detour. Detour did not survive the transaction. The Company also changed its name to "Detour Magazine, Inc." A copy of the Agreement and Plan of Reorganization was annexed to the Form 8-K as an Exhibit.

                       DETOUR MAGAZINE, INC.

                           BALANCE SHEET

                              ASSETS

                               (unaudited) (unaudited)  (audited)
                                 6/30/97     6/30/96     12/31/96
                                ---------   ---------   ---------
CURRENT ASSETS
  Cash                             97,089           0           0
  Accounts receivable             292,542     220,988     174,079
  Loan receivable-officers              0      26,121      52,241
  Prepaid expenses and
    other current assets           21,395      56,968      36,778
                                ---------   ---------   ---------
    Total Current Assets          411,026     304,077     263,098
                                ---------   ---------   ---------

PROPERTY AND EQUIPMENT, Net       139,296     153,785     148,885
                                ---------   ---------   ---------

OTHER ASSETS
  Security Deposits                20,750      19,335      19,520
                                ---------   ---------   ---------
    Total Other Assets             20,750      19,335      19,520
                                ---------   ---------   ---------

    TOTAL ASSETS                  571,072     477,197     431,503
                                =========   =========   =========

                     LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Cash Overdrafts                       0      22,873      23,062
  Accounts payable and
    accrued expenses              939,723     457,374     500,751
  Unexpired subscriptions          25,664      20,692      25,664
  Note payable                    176,700     300,000     190,000
  Due to stockholder                    0     309,399      28,590
  Note payable stockholders       982,448     932,313     932,313
  Interest payable stockholders   152,580      69,963      79,247
                                ---------   ---------   ---------
    Total Current Liabilities   2,277,115   2,112,614   1,779,627

EQUITY
  Common stock                      9,366       8,445       9,366
  Additional paid-in capital      855,161     155,875     855,161
  Accumulated deficit          (2,570,570) (1,799,737) (2,212,651)
                                ---------   ---------   ---------
    TOTAL EQUITY               (1,706,043) (1,635,417) (1,348,124)
                                ---------   ---------   ---------
    TOTAL LIABILITIES
      AND EQUITY                  571,072     477,197     431,503
                                =========   =========   =========

                                                                8

                       DETOUR MAGAZINE, INC.

                         INCOME STATEMENT



                               (unaudited)           (unaudited)
                                 For the               For the
                             Six Months Ended     Three Months Ended
                           6/30/97     6/30/96    6/30/97    6/30/96
                          ----------  ---------  ---------  ---------
SALES                      2,019,568  1,368,104  1,009,784    684,052

COST OF SALES              1,154,503    988,034    577,251    494,017
                           ---------  ---------  ---------  ---------

    GROSS PROFIT             865,065    380,070    432,532    190,035

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES  1,149,651    732,702    574,825    366,351
                           ---------  ---------  ---------  ---------

    OPERATING LOSS          (284,586)  (352,632)  (142,293)  (176,316)

    Interest expense         (73,333)   (60,283)   (36,667)   (30,141)
                           ---------  ---------  ---------  ---------

    NET INCOME              (357,919)  (412,914)  (178,960)  (206,457)
                           =========  =========  =========  =========


                       DETOUR MAGAZINE, INC.

                      STATEMENT OF CASH FLOWS

                                             Six         Six
                                            Months      Months
                                             Ended       Ended
                                            6/30/97     6/30/96
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                         (357,919)   (412,914)
                                           ---------   ---------
    Depreciation                              19,123      16,547
    Bad debt expense                               0       2,500
    Decrease (increase) in accounts
      receivable                            (118,463)     44,409
    Decrease (increase) in prepaid
      expenses and other current assets       14,153      20,005
    Increase in accounts payable
      and accrued expenses                   438,972      43,378
    Increase in unexpired subscriptions            0       4,972
    Increase in interest payable,
      stockholder                             73,333       9,284
                                           ---------   ---------
      TOTAL ADJUSTMENTS                      427,118     141,094
                                           ---------   ---------
      NET CASH USED IN OPERATING ACTIVITIES   69,199    (271,820)
                                           ---------   ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                    (9,534)    (11,647)
  Loan to officer                             52,241     (26,121)
                                           ---------   ---------
      NET CASH USED IN INVESTING ACTIVITIES   42,707     (37,768)
                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of note payable                         0           0
  Principal repayments of note payable       (13,300)          0
  Proceeds from stockholder                        0           0
  Net proceeds of loan payable,
    stockholder                               21,545           0
  Capital contributed upon inception               0           0
  Proceeds from additional paid-in capital         0     309,399
                                           ---------   ---------
      NET CASH PROVIDED BY FINANCING
      ACTIVITIES                               8,245     309,399
                                           ---------   ---------

      NET DECREASE IN CASH                   120,151        (189)

      CASH - beginning                       (23,062)    (22,684)
                                           ---------   ---------
      CASH (OVERDRAFT) - ending               97,089     (22,873)
                                           =========   =========

                                                               10

                            DETOUR INC.
                          DETOUR MAGAZINE

                     SCHEDULE OF COST OF SALES

                            (Unaudited)

                                    For the              For the
                               Six Months Ended     Three Months Ended
                              6/30/97    6/30/96    6/30/97    6/30/96
                             ---------  ---------  ---------  ---------
Paper printing and binding     872,531    733,655    436,265    366,828
Production salaries            132,000    131,250     66,000     65,625
Fashion/photo                   95,151     83,035     47,576     41,517
Editorial                       53,972     38,300     26,986     19,150
Art                                849        955        424        478
Miscellaneous                        0        840          0        420
                             ---------  ---------  ---------  ---------

     TOTAL COST OF SALES     1,154,503    988,034    577,251    494,017
                             =========  =========  =========  =========


                            DETOUR INC.
                         DETOUR MAGAZINE

       SCHEDULE OF SELLING GENERAL AND ADMINISTRATIVE EXPENSES

                           (Unaudited)

                                    For the               For the
                               Six Months Ended     Three Months Ended
                              6/30/97    6/30/96    6/30/97    6/30/96
                             ---------  ---------  ---------  ---------
Salaries - officers             68,149     60,000     34,074     30,000
Salaries - other               132,288    116,631     66,144     58,316
Payroll taxes                   42,093     28,835     21,047     14,417
Travel                          61,187     50,783     30,594     25,392
Entertainment                   15,030      1,717      7,515        858
Auto leases and expenses        17,745     11,397      8,872      5,698
Bank charges                     1,455      2,914        728      1,457
Bad debt expenses                    0     12,402          0      6,201
Contributions                    4,500        233      2,250        116
Commissions                    169,353     72,351     84,677     36,175
Computer supplies                2,928      1,708      1,464        854
Delivery                        19,435     19,917      9,717      9,958
Depreciation                    19,123     16,547      9,561      8,273
Dues and subscriptions           3,059      4,731      1,529      2,365
Equipment rental                 3,225      2,830      1,612      1,415
Insurance                       42,085     33,307     21,043     16,654
Miscellaneous                   11,443      2,967      5,721      1,483
Moving expense                       0          0          0          0
Office                          60,110     36,435     30,055     18,217
Postage                         39,815     28,273     19,908     14,137
Factoring fee                  159,879     17,463     79,940      8,732
Professional fees              111,835     72,257     55,917     36,129
Subscription processing         10,218     11,419      5,109      5,710
Promotion                       50,573     30,111     25,286     15,055
Rent                            50,298     48,834     25,149     24,417
Telephone                       45,973     42,536     22,986     21,268
Utilities                        7,853      6,111      3,926      3,056
                             ---------  ---------  ---------  ---------

  TOTAL SELLING GENERAL AND
   ADMINISTRATIVE EXPENSES   1,149,651    732,702    574,825    366,351
                             =========  =========  =========  =========



                      DETOUR MAGAZINE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Six Month Period Ended June 30, 1997

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

          Earnings per share

     Earnings per share have been computed based on the weighted average number of common shares outstanding. For the six month period prior to the reverse acquisition discussed in the business combination section of Note 2 above, the number of common shares outstanding used in computing earnings per share is the number of common shares outstanding as a result of such reverse acquisition (5,000,000 shares).

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

4.     Subsequent Events

     In December 1997 the Company undertook a forward split of its issued and outstanding common stock, wherein two shares of common stock were issued in exchange for each share then issued and outstanding. All references in this report to the Company's issued and outstanding common stock are presented on a pre-forward split basis, in order to allow the reader to avail himself of a better understanding of the Company and its capitalization for the period represented by this report.

                           SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DETOUR MAGAZINE, INC.
                              (Registrant)

                              Dated:  February 10, 1998


                              By:/s/ John C. Evans
                                 John C. Evans, President

                      DETOUR MAGAZINE, INC.

          Exhibit Index to Quarterly Report on Form 10-QSB
               For the Quarter Ended June 30, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule                           17