Form 10KSB
period 1997-12-31
DETOUR MAGAZINE INC
filed 1998-04-15
CIK 935730

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1997

                   Commission File No. 0-25388

                      DETOUR MAGAZINE, INC.
                     -----------------------
          (Name of small business issuer in its charter)

          Colorado                               84-1156459
          --------                               ----------
(State or other jurisdiction of               (I.R.S. Employer
Incorporation or Organization)              Identification Number

                  6855 Santa Monica Boulevard
                          Suite 400
                    Los Angeles, California
                        (213) 469-9444
                        --------------
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

 Securities registered under Section 12(b) of the Exchange Act:
                              none

 Securities registered under to Section 12(g) of the Exchange Act:

                          Common Stock
                          ------------
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes  X   No
                  ----    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  x
            -----

Issuer's revenues for its most recent fiscal year: $3,938,828
                  (Continued on Following Page)

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 15, 1998:
$2.82.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 13, 1998 there were 15,353,336 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

          This Form 10-KSB consists of Fifty-Two Pages.
           Exhibit Index is located at Page Forty-Five.

                       TABLE OF CONTENTS

                   FORM 10-KSB ANNUAL REPORT

                      DETOUR MAGAZINE, INC.

                                                            PAGE
                                                            ----

Facing Page
Index
PART I
Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................         13
Item 3.    Legal Proceedings...........................         14
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         14

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         14
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         15
Item 7     Financial Statements........................         19
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         37


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......         37
Item 10.   Executive Compensation......................         39
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         41
Item 12.   Certain Relationships and Related
               Transactions............................         42

PART IV
Item 13.   Exhibits and Reports on Form 8-K...........          43


SIGNATURES.............................................         44

                            PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

     Detour Magazine, Inc. (f/k/a Ichi-Bon Investment Corporation) (the "Company" or "Registrant") was incorporated under the laws of the State of Colorado on May 18, 1990, for the purpose of investments in business and real estate projects. Other than issuing shares to its original shareholders, the Company never commenced activities relating to its original business purpose. In August 1994, the Board of Directors of the Company elected to change the Company's principal business purpose to a "shell" corporation engaged in seeking out and acquiring another business entity or opportunity. Applicable thereto, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission on or about January 1995, which registration statement became effective in March 1995. The purpose of the registration statement was management's belief that the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company.

     Relevant thereto, on or about June 6, 1997, the Company successfully consummated a merger with Detour, Inc. ("Old Detour"), a California corporation. The terms of the transaction involved the Company issuing an aggregate of 4,500,000 shares of its "restricted" common stock to the former shareholders of Old Detour in exchange for all of the issued and outstanding stock of Old Detour. Old Detour did not survive the transaction. The Company also changed its name to its present name. As a result of this transaction, current management of the Company assumed their respective positions, replacing all of former management. See "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons." Upon assuming their positions, current management did elect to change the Company's fiscal year from October 31 to December 31, in order to establish continuity between Old Detour and the Company's financial reporting requirements.

Business

     Detour Magazine, Inc. is a public reporting company, with offices in Los Angeles, California and New York City. Its principal business is the publication of Detour Magazine (the "Magazine"), which was founded in 1987. The Magazine focuses on fashion, entertainment, and related personalities and is oriented toward an affluent readership ranging in age from 20 to 35. Management believes that the Magazine has gained industrywide recognition and critical acclaim as a high quality, cutting-edge fashion and entertainment magazine with an unusually strong editorial content.

     Detour's founders, Luis Barajas, Publisher, and James Turner, the Magazine's Editor-in-Chief, have been with the Magazine since its inception a decade ago. Through their talents and dedication to the creation of a high quality cutting-edge magazine, Detour has survived through the critical start-up stages, has expanded past regional markets and management believes has reached a level of national recognition and prominence.

     Management believes that once a magazine reaches the perceived level of prominence and demand which management presently perceives is the case with the Company's Magazine, it must take the natural next step of progression in order for it to take its place among the elite magazines in the industry. In August 1997, Detour reached a stage in its development where management has responded to the perceived extraordinary growth demands by turning over publishing operations to a new professional publishing team. See "Part III, Item 9" below. Management's concern for maintaining quality and the high level of critical acclaim the Magazine is accustomed to, while answering industry and customer demands to expand production and access to the Magazine on a national and an international level, led them to retain a highly experienced publishing team to take the Magazine to its next level of development. This new publishing team brings to Detour national and international distribution capabilities, media and publishing acquisition capability and licensing of foreign editions to the Magazine and its to-be-acquired magazines. Management feels that the only way to make a substantial improvement in profits is to expand the lines of business by undertaking acquisitions of other published magazines, foreign licensing and custom publishing. This requires a highly sophisticated and well managed operation. There can be no assurances, however, that the Company will successfully achieve the aforesaid goals.

     In order to support the Company's expansion, management acknowledges that behind-the-scenes systems must be developed and improved to respond to and assist in such expansion. As of the date of this report, new general ledger, accounts payable and advertising billing systems are being implemented. An editorial inventory and purchase order system will also be put on-line to increase the cost efficiency of purchasing editorial stories and pictorials and to facilitate the sale of these editorials and pictorials to foreign editions.

     In further support of this planned expansion, in November 1997 the Company commenced a private offering of its common stock, wherein it proposed to sell up to 2,350,000 shares of common stock at a price of $1.50 per share. Subsequently, in December 1997, the Company undertook a forward split of its common stock, wherein each share of common stock then issued and outstanding was provided with a one share dividend. As of the date of this report, the Company has sold 953,336 shares, for aggregate gross proceeds of $715,000.

This offering has been extended by the Company's Board of Directors and will expire in May 1998.

The Magazine

     Detour is an internationally distributed magazine which focuses on fashion and entertainment. Detour is mostly known for its strong editorial focus and its presentation of cutting-edge trends in fashion and entertainment. It is published ten times a year, with two double issues per year.

     The Magazine has been approximately 192 pages in length, comprised of approximately 60 to 70 pages of advertising. The balance of the Magazine focuses on pictorials, interviews and editorials. The proportion has been weighted in favor of editorial content, which management believes has been responsible in great part for the critical acclaim that the Magazine has received.

     The cover page has had various media personalities including Drew Barrymore, Nev Campell, Kim Basinger, Brad Pitt, Matt Dillon, Ethan Hawke, Julia Ormond, Robert Downey, Jr., Juliette Lewis, Jeff Bridges, Michelle Pfiefer, Mel Gibson, Kiefer Sutherland, Keanu Reeves, Jennifer Jason Leigh, and Kevin Bacon. Detour often features a media personality well before they reach the level of conventional acceptance which typifies its competition. This in part accounts for Detour's image as a "cutting-edge" Magazine featuring tomorrow's personalities and today's trends. For example, Keanu Reeves, the star of the 1995 Academy award winning film, Speed, was on Detour's cover in May 1993. In September 1994, John Travolta and Quentin Tarantino shared the cover, well before the highly acclaimed film Pulp Fiction was recognized to be such a serious contender for so many Oscar nominations. Detour was the only magazine to be granted an interview by Sophia Loren at the time of the release of her film, Ready-To-Wear. This cover was featured on the Today Show during the promotional appearance of Ms. Loren.

     Editorial articles follow the same focus, often providing insight into and publicity for personalities of film, television, theater, music, books, and art, who have not yet received deserved recognition by other magazines and media. The Magazine prides itself on some of the most talked about and respected photo journalism and editorials in the industry.

     The biggest obstacle faced by management is to maintain profit control while the publishing company is expanding in both circulation and other new publications. Detour's new publishing team has the expertise to manage these changes, while maintaining the high-quality and standards of this or any other magazine. Increasing circulation, profitability, and new acquisitions requires the infusion of capital. The increased interest and demand for Detour Magazine is now being answered by implementing new distribution, marketing, editorial, and production strategies. A subscriber research study will be undertaken in order to provide the editorial department and advertising community with a new profile of a Detour Magazine reader.

     The Magazine will continue to be published 10 times a year and the content of its highly acclaimed format will not change drastically beyond editorial changes necessary to broaden the Magazine's appeal within the target readership.

Advertising

     Management believes that Detour has established a strong national advertising base. During the fiscal year ended December 31, 1997, these advertising customers have included and presently include advertisers such as Absolute Vodka, Bohemia Beer, Bombay Sapphire, Buffalo de France, Calvin Klein, Camel, Campari, Chanel, Diesel Jeans, Dolce & Gabbana, Elektra Records, Emporio Armani, Fine Line Features, GAP, Guess Jeans, J&B Scotch, Joh Valdi, Joop! Jeans, Levi's, Louis-Boston, Marlboro, MCA Records, Miramax Films, New Line Cinema, Parliament, Polygram Records, Prestige Films, Royalty Vodka, Sky Vodka, Sony Music, Swatch, Tri Star Pictures, United Artists, Universal and dozens of other major advertisers.

     The Magazine has had well over 85 advertisers. Advertising revenues account for approximately 90% of the total revenue of the Magazine. In 1996, Detour's largest advertiser accounted for less than 11% of the Magazine's total advertising revenues and during the fiscal year ended December 31, 1997, the top five accounts represented approximately 33% of total advertising revenues, with none accounting for in excess of 10% on its own. Detour has been successful in obtaining major new advertisers and in increasing the number of ad pages from key clients.

     As part of the proceeds derived by the Company from its private offering referenced subsequent hereto, along with re-design of the publication, new advertising media kits will be done. The new media kits will prominently tout the Magazine's re-design and the new plans management has for the publication. In anticipation of the successful "re-introduction" of Detour, two additional sales people will be added to the staff. The additional staff will go after new categories of advertising made possible by the re-design and increased circulation.

Circulation

     The Magazine has been distributed by Rider Circulation
Services, Inc. ("RCS"). Under its contract with RCS, Detour also uses the international distributing services of the Curtis
Circulation Company ("Curtis"). Curtis is a leading international distributor, allowing for large scale distribution of Detour.

     The new management team has added a prominent newsstand consultant to expand the Magazine's newsstand sales. The consultant will coordinate a marketing plan between the publisher and the national distributor. It is hoped and expected that this will bring new retail display opportunities to Detour, but there can be no assurances that this will occur. The consultant will renegotiate direct sales contracts for bookstores (i.e., Barnes & Noble, Borders, Walden) to increase profitability and distribution. Increase in expenditures will be made to expand point of sale promotions in airports, bus and train terminals and metro newsstands. This should not only increase newsstand sales, but should give the advertisers more visibility. The new "luxury" size of the Magazine should allow for additional display at newsstands. RCS will also solicit new retail authorizations (allow magazines into their chains stores, i.e., supermarket chains). This move should make the Magazine more accessible to buyers.

     In addition, the national distributor will perform major distribution assignments in attempts to increase circulation of the Magazine. The assignments should result in matching its major competitors in the number of copies and locations of Detour as well as put more copies of Detour in higher potential retailers.

Readership Profile

     The Magazine's reputation as a cutting-edge fashion and entertainment magazine has translated into a readership profile comprised of the most attractive audience for advertisers. Detour's readers average 29 years of age, with average incomes of $99,770 per year, most are professional, over 60% are single, and 74% percent have obtained college or postgraduate degrees. The average reader of Detour spends over $15,000 per year on clothing and dines out 2.6 times per week.

Subscriptions

     In October 1997, management hired a nationally recognized subscription consulting firm. It intends to expand the Company's subscription business by including the Magazine with prominent national subscription agents (i.e., Publisher's Clearing House, American Family Publishers). In addition, attempts will be made to expand subscription sales into doctor's offices, hotels, and clubs. The billing and renewal series and blow-in cards will be rewritten and designed. All these efforts should increase the Magazine's subscription sales, but there are no assurances the Company will be successful in doing so. To facilitate the same, the following activities will be undertaken, or have already been undertaken:

    - A subscriber research study will be undertaken in order to provide the Company's editorial department and advertising community with a new profile of a Detour Magazine reader.

    - In October, 1997, the Company negotiated a program with Express stores (owned by Limited, Inc.) whereby each customer of Express who purchased over $100.00 of merchandise received a subscription to the Magazine. The program ran from mid-November through December 1997 at all Express stores in the U.S. It is estimated that over 100,000 customers fell into this category.

    - Two new direct-mail packages will be designed, one the control and the other the test package, which will be mailed over the next 18 months. Over this time period, an estimated 1.6 million packages will be mailed.

    - A list-manager will be hired to sell Detour's subscribers list. This will be a new revenue stream for the publication and will support the efforts to expand circulation.

Editorial

     Editorial changes will not involve a major digression from the Magazine's current content. Management believes and in-house studies have indicated that the Magazine has found a strong following among a young, affluent, professional audience. Instead, management intends to broaden the Magazine's appeal within this target group. This will be accomplished through several carefully designed format and content changes, including the following:

     - The Magazine will contain more pictorials, be a faster read. The aim is to attract a wider audience in terms of fashion, entertainment, and widening the focus of the Magazine by putting in features and stories that will have a broader appeal to the target group.

     - The front of the Magazine will be redesigned to improve the readability of the Magazine. Information will be made more easily accessible. In addition, advertising franchise positions will be created for the advertisers. This will aid in the advertising sales effort by providing advertisers with value added to their normal advertising.

     - The Magazine's physical size will be changed to a smaller size (9 x 10 7\8). This is the same size as such magazines as "In Style," "Elle Decor," and "Martha Stuart's Living." This change should improve newsstand display, make it easier for advertisers to provide ad materials and make subscription distribution more efficient.

Acquisitions

     As stated above herein, as part of the business plan of the Company to be implemented as of the date of this report, it is the intention of management to undertake an aggressive acquisition campaign. The Company intends to identify and acquire businesses currently conducting active operations in the publishing industry. Management has not identified any other particular area of interest within which the Company will concentrate its efforts. Rather, management intends to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations or by word-of-mouth. The Company may review venture capital and other publications wherein publishing business opportunities are advertised for sale, and may solicit other business opportunities. However, management has no plans to consider an acquisition or merger with any entity which results in a change in control of the Company.

     As a portion of its preliminary evaluation of a potential business, management intends to review, among other things, the following items relating to the business:

   (1) Whether the proposed opportunity complements the Company's present businesses;

   (2) Potential for growth, as evidenced by new technology, anticipated market penetration and expansion, and/or new products;

   (3) Competitive position within the industry segment and the industry as a whole, when compared with firms of similar size and experience;

   (4) Whether present management of the Company can incorporate all or a portion of the administration of the proposed business and the experience, strength, and skill level of existing management, either in place or to be recruited;

   (5) Short and long-term capital requirements and sources of needed funding;

   (6) Level of operations to date, including length of operating history, gross and net revenues, operating margins and projected increases in revenues;

   (7) Extent to which the acquiring business can be advanced by consummating an acquisition of the business by the Company and the corresponding cost/benefit ratio of such participation to the Company;

   (8) Access to any additional management expertise, personnel, services, professional services and other item which might be required relating to the acquisition of the business;

   (9) The business's past history of labor relations, unionization and business disruptions due to labor problems; and

   (10) Other relevant factors, including goodwill developed, profitability, debt load and servicing arrangements and the prospects of acquiring competitors within the industry.

     Management anticipates that this evaluation will provide a broad overview of the acquisition candidate. Through its present associations, management believes a significant number of business opportunities may be identified for evaluation in accordance with the factors set forth above.

     Management contemplates that the Company will seek to acquire a business that demonstrates assets, earnings, or both, and that preliminary evaluations undertaken by the Company will aid the Company in identifying suitable acquisition candidates which meet these criteria. The Company has not established a specific level of earnings or assets below which the Company will not consider for acquisition. Moreover, management may identify an acquisition of a candidate which is generating losses or which has negative shareholders' equity, or both. Such factors will not necessarily exclude the business opportunity from being considered for acquisition. If the Company acquires a publishing business which is generating losses or which has negative shareholders' equity and the Company's management is unable to cause the acquired business to become profitable, there may be a material adverse effect on the price of the Company's securities.

     In the event the Company successfully undertakes a merger or acquisition, of which there can be no assurance, no finders' fee of any type or kind shall be paid to any officer, director, promoter or their affiliates, whether directly or indirectly, by the Company or by the respective merger/acquisition candidate. However, it is possible that a finders' fee may be paid to persons who associate with the Company's officers, directors and their affiliates. Management will be relying upon their various contacts and acquaintances, among other things, to provide an introduction of the Company to prospective acquisition candidates. In the event an associate of a director of the Company acts in such a manner, the Board of Directors of the Company has adopted a policy requiring such a director to abstain from participating in any relevant negotiations or otherwise voting to approve such a transaction.

     The Company's Board of Directors has also adopted a policy providing that the Company will not acquire or merge with any company or other business entity in which anyone connected with the Company, either directly or indirectly, has an interest.

     In some instances, the potential acquisition or merger candidate may not need additional capital, but rather, desires to establish a public trading market for its shares. A business or company attempting to consolidate its operations by a merger, reorganization, asset acquisition or some other form of combination though the Company may desire to do so to avoid what it may deem to be adverse consequences of undertaking a public offering itself. Factors considered may include time delays, significant expense, loss of voting control and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

Subsequent Events

     As discussed above, one of the primary methods in which the Company's management intends to utilize in order to cause the Company to become profitable is by acquisition of unrelated, existing publications which are relatively synergistic to Detour Magazine. Relevant thereto, effective March 26, 1998, the Company acquired assets, properties, rights and the business of Milton Magazine, a magazine which has been published by the family of Milton Berle. The purchase price paid by the Company included cash of $153,000, $60,000 of which was paid at closing and the balance paid over a six month period, including a balloon payment of $60,000 due on the six month anniversary of the closing, and assumption by the Company of $140,000 in debt. The Company also executed consulting agreements with former members of management, license agreements, including a license agreement with Milton Berle and trademark license agreements.

     Milton Magazine is primarily an "irreverent" social magazine launched in May 1997, whose motto has been "We smoke, we drink, we gamble." Prior to acquisition, there were two issues of Milton Magazine published and released. Total circulation was approximately 15,000 copies. Its limited revenues were generated primarily from advertising, which is consistent with the revenues generated by Detour Magazine. Management intends to expand the editorial content of Milton to include additional social themes which appeal to the target market of men, ages 25 through 49, including fashion, gaming and automobiles, as well as those subjects previously included in the magazine. While no assurances can be provided, it is the intention of the Company to issue its initial release of Milton in August 1998, with initial printing of 150,000 copies, anticipating sales of 40-50,000 copies. The existing distribution network with RCS described above herein will be utilized. It is the hope of management to build the subscription base to 25,000 subscriptions during the initial year of publication.

Employees

     The Company presently has twenty-four (24) employees, including its President, John C. Evans, its Corporate Secretary, Barry Ross, its Editor-in-Chief, Jim Turner, and its Publisher, Luis Barajas. See "Part III, Item 9," below. The Company employs two accounting persons, four administrative personnel, one in publicity, four persons in the advertising department and 13 in the editorial department. Further, the Company employs additional persons on an "as needed" basis, depending upon the number of projects in which the Company is involved. Many of these persons are retained on a contractor basis. Management believes that its relationship with its employees is satisfactory. No employee is a member of any union.

Competition

     The Company competes with publicly and privately held companies in the publishing business. Specifically, management view Vanity Fair (circulation 1 million), Details (circulation 485,000) and Interview (circulation 150,000) as the principal competitors to the Company's Magazine, each of whom are believed to have greater resources, both financial and otherwise, than the resources presently available to the Company.

Trademarks

     The Company has filed a federal registration of the trademark Detour with the United States Patent and Trademark Office,
Washington, D.C. and the application has been assigned a filing date of September 2, 1997, Serial No. 75-350798.

Government Regulations

     The Company is not subject to any extraordinary governmental regulations relating to its business.

ITEM 2.  DESCRIPTION OF PROPERTY

     Facilities. The Company's principal place of business consists of approximately 5,600 square feet of advertising and executive office space at 6855 Santa Monica Blvd., Suite 400, Los Angeles, California, for which it pays rent of $5,600 per month. Of this space, approximately 3,900 square feet is subject to a lease expiring in September 1999. The balance is leased on a month to month basis. In addition, the Company presently leases approximately 2,200 square feet of executive office space at 34 West 22nd. St., 3rd Floor, New York, New York, at a rental fee of $2,850 per month, escalating to $2,993 per month from February 1999 through January 31, 2001 and to $3,140 per month from February 1, 2000 through January 31, 2001, the termination date of the lease. It is anticipated that the Company's present premises will be adequate to meet the Company's needs for the foreseeable future.


     The Company also maintains a two bedroom, two bath apartment in Los Angeles, for which it pays $2,400 per month pursuant to a six month lease expiring March 1998. It is anticipated that the Company will continue to rent this space on a month to month basis upon termination of the primary period.

     The Company's telephone number is (213) 469-9444 and facsimile number is (213) 469-5941.

     Other Property. The Company has no properties and at this time has no other agreements to acquire any properties, other than as disclosed hereinabove.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is party to certain legal proceedings which have arisen in the normal course of operating the Company's business. However, there are no material legal proceedings to which the Company (or any of its officers and directors in their capacities as such) is a party or to which the property of the Company is subject and no such material proceedings is known by management of the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In June 1997, the Company's shareholders unanimously approved the reverse merger between the Company and Old Detour.


                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. The Company's common stock was approved for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers on December 9, 1997. Prior to that date none of the Company's securities were traded. The initial price of the Company's common stock was $1.00 bid, $1.50 asked. As of April 15, 1998, the Company's common stock was trading at $2.62 bid, $3.00 asked.

     (b) Holders. There are sixty-six (66) holders of the Company's Common Stock, not including those holders who hold their shares in "street name."

     (c) Dividends. In December 1997 the Company's Board of Directors authorized a forward split of the Company's issued and outstanding common stock, whereby one additional share was issued in exchange for every share of common stock then issued and outstanding. The Company has not paid any other dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

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

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the fiscal years ended December 31, 1997 and 1996, as well as the three month periods ended December 31, 1997 and 1996.

Results of Operations

     Comparison of Results of Operations for the fiscal years ended December 31, 1997 and 1996.

     In the fiscal year ended December 31, 1997, the Company's revenues were $3,938,828, compared to revenues of $2,736,207 generated during the fiscal year 1996, an increase of $1,202,621 (30.5%). Management believes that this increase was attributable to the increased size of the Company's magazine, which allowed for additional advertising. Further, the economic climate in the United States was relatively favorable and the Company's advertising clients tend to spend more on advertising during good economic times. During this period, costs of sales were $2,063,615, compared to $1,756,078 for the similar period in 1996, an increase of $307,537 (14.9%). This was also due primarily to the increased size of the Company's magazine, which resulted in increased printing and paper costs as a factor of such growth. During this period, however, there was a decrease in the Company's paper costs. Selling, general and administrative expenses were $3,187,932 for the fiscal year ended December 31, 1997, compared to $1,685,392 for the similar period in 1996, an increase of $1,502,540 (47.1%). This increase was attributable to numerous factors, including the retention of a new President, John Evans, who assumed his duties on August 1, 1997, the execution of a consulting agreement and fees payable thereon, also which took place on August 1, 1997, increase commissions payable due to the increase advertising revenues and approximately $350,000 incurred in professional fees over and above fees normally incurred during previous fiscal years, as a result of settlement of an outstanding litigation. The Company's sales advertising staff is paid on a commission basis. As a result, the Company generated a net loss of $(1,494,268) for the fiscal year ended December 31, 1997, compared to a net loss of $(825,828) for the fiscal year ended December 31, 1996, an increase of $(668,440).

Liquidity and Capital Resources

     In the fiscal year ended December 31, 1997, the Company had $11,089 in cash and cash equivalents. It also increased its accounts receivable to $399,580 from $174,079 for the similar period in 1996, an increase of $225,501 (56.4%), which management attributes to increased advertising.

     The Company has three outstanding notes payable to non-affiliates in the aggregate principal amount of $372,000, including the following: (i) the principal amount of $190,000, which is due upon demand and bears interest at the rate of 18%, payable quarterly, This note is personally guaranteed by Ed Stein, an officer, director and principal shareholder of the Company; (ii) the principal balance of $122,000, which bears interest at the rate of 8% per annum. All principal and interest on this note is due January 22, 1998 and this note is also personally guaranteed by Mr. Stein; and (iii) one note with an outstanding balance of $60,000 as of the date of this report, which accrues interest at the prime rate, plus 2%. Principal and interest on this note is due in two remaining installments of $45,000 and $15,000, which were due on February 1, 1998 and March 15, 1998. These payments were not made when due; however, the Company has a $30,000 credit with the note holder and management and the note holder are presently involved in negotiations relating to the balances due and applicable payment dates thereon. The Company has not received any notice of default in regard to this note from the holder thereof.

     The remaining outstanding note payable to an unaffiliated party in the principal amount of $932,313 arose out of a loan originally due to an affiliated party. Relevant thereto, in 1995, Mr. Stein loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. The note holder agreed to subordinate this security position relevant to the Company's accounts receivable factoring arrangement. This stockholder subsequently assigned this Note to JCM Capital Corp. ("JCM"). It is the intention of the Company to repay this obligation in full with the proceeds derived from the private equity Offering described hereinbelow. However, there can be no assurances that the Company will raise a sufficient amount of funds to enable it to repay this obligation, as well as to implement the Company's business plan described elsewhere in this report. In the event less than the full amount of the private offering is raised, management will need to allocate the proceeds derived from the offering in the manner which they believe to be in the best interests of the Company. In this regard, JCM has advised the Company, in writing, of its willingness to defer repayment of the Company's obligation to it until such time as the entire private placement offering has been funded and the offering closes.

     Mr. Stein has also loaned the Company the principal sum of $609,976, which loan bears interest at the rate of 12% per annum, calculated on the average monthly outstanding balance and which is due upon demand. Applicable thereto, Mr. Stein has provided the Company with a letter advising that he will abstain from demanding any repayment on this obligation at least through December 31, 1998.

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

     Management intends to undertake a plan of expansion and in order to effectuate the same, has recognized the Company's need for additional operating capital. In response thereto, in November 1997 the Company commenced a private offering of its common stock wherein it is offering up to 4,700,000 shares of the Company's common stock (post forward split) at a price of $.75 per share, for aggregate gross proceeds of up to $3,525,000. As of the date of this report, the Company has received gross proceeds of $715,000 from the sale of 953,336 common shares in this offering. This offering will close in May 1998. There can be no assurances that all of the Shares to be offered will be sold, or that the Company will generate sufficient interest in this offering to solve its cash shortage. Previously, the Company issued options to an overseas entity, allowing such entity to acquire up to 2,000,000 shares of the Company's common stock (pre forward split) at an exercise price of $1.50 per share. However, the options expired prior to exercise of the same as a result of a mutual decision between the subscriber and the Company, as the Company elected to proceed with the private offering instead.

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

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 1997.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Company presently owns approximately $80,000 worth of computers. It utilizes outside contractors for the bulk of its computer work. These consultants have advised the Company that they have made all necessary revisions to their software to avoid any potential problems arising in the year 2000. Relevant to the Company's computers, management is in the process of retaining outside computer consultants to assist the Company in insuring that its computers will not fail in 2000. However, as of the date of this report, the Company does not have available a definitive cost applicable to any service to be undertaken on its computer software to avoid any problems in this regard. While no assurances can be provided, management believes that such cost will not be material to the Company.

ITEM 7.  FINANCIAL STATEMENTS

                      DETOUR MAGAZINE, INC.


                      FINANCIAL STATEMENTS


          For the Years Ended December 31, 1997 and 1996

                      DETOUR MAGAZINE, INC.


                            CONTENTS



                                                             Page
                                                             ----


INDEPENDENT AUDITORS' REPORT                                    1


FINANCIAL STATEMENTS

  Balance Sheet                                               2-3
  Statements of Operations                                      4
  Statements of Changes in Stockholders' Equity                 5
  Statements of Cash Flows                                    6-7


NOTES TO FINANCIAL STATEMENTS                                8-15

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------


To the Board of Directors of
Detour Magazine, Inc.

We have audited the accompanying balance sheet of Detour Magazine, Inc. as of December 31, 1997, and the related statements of operations, accumulated deficit and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Detour Magazine, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

                                   s/Marcum & Kleigman LLP

Woodbury, New York

March 6, 1998, except for Note 10b
  which is dated April 14, 1998



                      DETOUR MAGAZINE, INC

                         BALANCE SHEET

                        December 31, 1997


                             ASSETS
                             ------




CURRENT ASSETS
--------------
 Cash                                                   $ 11,089
 Accounts receivable, less allowance for
  doubtful accounts of $107,230                          399,580
 Prepaid expenses and other current
  assets                                                  61,079
                                                        --------


     Total Current Assets                                471,748


PROPERTY AND EQUIPMENT, net                              132,591
----------------------


OTHER ASSETS
------------
  Security deposits                                       13,750
                                                        --------


     TOTAL ASSETS                                       $618,089
                                                        ========












         The accompanying notes are an integral part of these financial statements.


                               -2-
                                                               23


                      DETOUR MAGAZINE, INC.

                         BALANCE SHEET

                        December 31, 1997


             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
             ----------------------------------------


CURRENT LIABILITIES
-------------------
 Accounts payable and accrued expenses                $  929,394
 Unexpired subscriptions                                 192,057
 Notes payable                                           372,000
 Note payable, stockholder                               932,313
 Interest payable                                        208,960
                                                      ----------


     Total Current Liabilities                         2,634,724
                                                      ----------

OTHER LIABILITIES
-----------------
  Due to stockholder                                     609,976
  Interest payable                                        34,871
                                                      ----------

     Total Other Liabilities                             644,847
                                                      ----------

     Total Liabilities                                 3,279,571
                                                      ----------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, $.01 par value,
 10,000,000 shares authorized, none
 issued and outstanding                                      -0-
Common stock, $.001 par value, 25,000,000
 shares authorized, 10,369,336 shares
 issued and outstanding                                   10,369
Additional paid-in capital                             1,035,068
Accumulated deficit                                   (3,706,919)
                                                      ----------


     TOTAL STOCKHOLDERS' DEFICIENCY                   (2,661,482)
                                                      ----------


     TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIENCY                   $   618,089
                                                     ===========

         The accompanying notes are an integral part of these financial statements.

                      DETOUR MAGAZINE, INC.

                    STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1997 and 1996



                                          1997           1996
                                       ----------     ----------
SALES                                  $3,938,828     $2,736,207
-----


COSTS OF SALES                          2,063,615      1,756,078
--------------                         ----------     ----------


     GROSS PROFIT                       1,875,213        980,129


SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------
 EXPENSES                               3,187,932      1,685,392
 --------                              ----------     ----------


     OPERATING LOSS                    (1,312,719)      (705,263)

OTHER EXPENSE
-------------
  Interest expense                       (181,549)      (120,565)
                                       ----------     ----------


     NET LOSS                         $(1,494,268)    $ (825,828)
                                      ===========     ==========


LOSS PER SHARE OF COMMON STOCK
------------------------------
 Basic and Diluted                         $(0.15)        $(0.09)
                                           ======         ======

WEIGHTED AVERAGE COMMON STOCK
-----------------------------
 OUTSTANDING                           10,015,389      9,394,827
 -----------                           ==========     ==========




         The accompanying notes are an integral part of these financial statements.

                           DETOUR MAGAZINE, INC.

               STATEMENTS OF CHANGES OF STOCKHOLDERS' EQUITY

               For the Years Ended December 31, 1997 and 1996






                                                     Additional
                                    Common Stock       Paid-in  Accumulated
                                  Share    Amount      Capital    Deficit        Total
                                ---------  -------  ----------  -----------   -----------
Balance - January 1, 1996       8,445,000  $ 8,445    $155,875  $(1,386,823)  $(1,222,503)

Issuance of common stock          885,760      886     621,821            -       622,707

Net loss                                -        -           -     (825,828)     (825,828)
                                ---------  -------  ----------  -----------   -----------

Balance - December 31, 1996     9,330,760    9,331     777,696   (2,212,651)   (1,425,624)

Recapitalization resulting
 from merger                   (4,330,760)  (4,331)         47            -        (4,284)

Stock split                     5,000,000    5,000      (5,000)           -           -0-

Issuance of common stock          369,336      369     262,325            -       262,694

Net Loss                                -        -           -   (1,494,268)   (1,494,268)
                               ----------  -------  ----------  -----------   -----------

Balance - December 31, 1997    10,369,336  $10,369  $1,035,068  $(3,706,919)  $(2,661,482)
                               ==========  =======  ==========  ===========   ===========












         The accompanying notes are an integral part of these financial statements.

                      DETOUR MAGAZINE, INC.

                    STATEMENTS OF CASH FLOWS

          For the Years Ended December 31, 1997 and 1996


                                                     1997           1996
                                                 -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                                        $(1,494,268)    $(825,828)
                                                 -----------     ---------
 Adjustments to reconcile net loss to
  Net cash used in operating activities:
    Depreciation                                      35,640        33,093
    Changes in allowance for doubtful
     accounts                                         77,230         5,000
    (Increase) decrease in accounts
     receivable                                     (302,731)       88,818
    (Increase) decrease in prepaid
     expenses and other current assets               (24,301)       40,194
    Decrease(increase) in security deposits            5,770          (185)
    Increase in accounts payable and
     accrued expenses                                484,359        86,756
    Increase in unexpired subscriptions              166,393         9,944
    Increase in interest payable                     164,584        18,568
                                                 -----------     ---------
     TOTAL ADJUSTMENTS                               606,944       282,188
                                                 -----------     ---------
     NET CASH USED IN OPERATING ACTIVITIES          (887,324)     (543,640)
                                                 -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Purchases of property and equipment                 (19,346)      (23,294)
 Collection from (advances to) officer, net           52,241       (52,241)
                                                 -----------     ---------
     NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                      32,895       (75,535)
                                                 -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Proceeds from notes payable                         122,000       190,000
 Principal repayments of note payable,
  stockholder                                              0      (300,000)
 Advances from stockholder, net                      503,886       106,090
 Net proceeds from issuance of common
  stock                                              262,694       622,707
                                                 -----------     ---------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                 $   888,580     $ 618,797
                                                 -----------     ---------


         The accompanying notes are an integral part of these financial statements.

                      DETOUR MAGAZINE, INC.

                STATEMENTS OF CASH FLOWS, Continued

           For the Years Ended December 31, 1997 and 1996


                                                     1997           1996
                                                 -----------     ---------
     NET INCREASE (DECREASE) IN CASH             $    34,151     $    (378)


CASH (OVERDRAFT) - Beginning                         (23,062)      (22,684)
----------------                                 -----------     ---------

CASH (OVERDRAFT) - Ending                        $    11,089     $ (23,062)
----------------                                 ===========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

Cash paid during the years for:

    Interest                                     $    16,965     $  26,068
    Taxes                                        $     1,100     $   1,113


Non cash investing and financing activities:

     During 1997, the Company converted accounts payable in the amount of $105,000 to a promissory note.






         The accompanying notes are an integral part of these financial statements.

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies
         ------------------------------------------

     Nature of Business
     ------------------
     Detour Magazine, Inc., formerly know as Ichi-Bon Investment Corporation (the "Company"), was incorporated under the laws of the State of Colorado on May 18, 1990. The Company is in the business of publishing an international fashion and entertainment magazine. The Company derives its revenue primarily from advertising, with the balance from circulation. The Company maintains office locations in Los Angeles and New York City.

     Business Combination
     --------------------
     On June 6, 1997, pursuant to terms of an Agreement and Plan of Reorganization, the Company acquired all of the issued and outstanding securities of Detour, Inc., a California corporation, in exchange for 4,500,000 "restricted" common shares of the Company. As a result, the Company was the surviving entity. This transaction was accounted for as a reverse acquisition whereby Detour, Inc. was the acquirer for accounting purposes. The historical financial statements prior to June 6, 1997 are those of Detour, Inc. As part of the terms of this transaction, the Company amended its Articles of Incorporation, changing its name to Detour Magazine, Inc.

     Property and Equipment
     ----------------------
     Property and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

     Depreciation and Amortization
     -----------------------------
     Depreciation is provided for on the straight-line and accelerated methods over the estimated useful lives of the related assets. The cost of the leasehold improvements is amortized over the lesser of the estimated useful lives of the assets or the length of the related leases.

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies, continued
         ------------------------------------------
     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred.

     Revenue Recognition
     -------------------
     Advertising revenue is recognized upon the issuance of the magazine. Subscription revenue is recognized on a monthly basis over the life of the individual subscriptions. Unexpired subscriptions represent unearned subscription revenue.

     Income Taxes
     ------------
     Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Net Earnings per Share
     ----------------------
     During the year ended December 31, 1997, the Company adopted the provision of statements of accounting standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. Common stock equivalents have been excluded from the weighted-average shares for 1997 and 1996, as inclusion is anti-dilutive. All prior period EPS data has been restated to conform to the new pronouncement.

     Stock-Based Compensation
     ------------------------
     In October 1995, Financial Accounting Standards Board issued
     Statements of Financial Accounting Standards. No. 123
     "Accounting for Stock Based Compensation" ("SFAS No. 123").
     SFAS No. 123 requires compensation expense to be recorded (i)

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies, continued
         -------------------------------------------

     Stock-Based Compensation, continued
     ------------------------
     using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provision of APB 25. Had the Company elected to recognize compensation costs based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, there would be no material effect from that recognized under APB 25 for the year ended December 31, 1997.

     Reclassifications
     -----------------
     Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

     Use of Estimates in the Financial Statements
     --------------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments
     -----------------------------------
     The Company's financial instruments include cash, accounts receivable and accounts payable and amounts due to stockholders. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value.

NOTE 2 - Accounts Receivable
         -------------------

     In October 1997, the Company amended its factoring agreement for the majority of the Company's accounts receivable with a finance company. The receivables are purchased at a discount between 2.5% and 9% on a preapproved basis. The majority of the factoring provided by the finance company is on a non-recourse basis. The Company's obligation to the finance

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Accounts Receivable, continued
         -------------------
     company is secured by substantially all of the Company's assets. At December 31, 1997 approximately $40,000 of outstanding receivable is due from the finance company and included in accounts receivable.


NOTE 3- Property and Equipment
        ----------------------
     Property and equipment at December 31, 1997 consists of the following:

                                                      Estimated
                                  Amount            Useful Lives
                                 --------           ------------
     Office equipment            $148,870              5-7 years
     Furniture and fixtures        57,506              5-7 years
     Leasehold improvements        20,453    Term  of the leases
                                 --------
                                  226,829
     Less:  Accumulated
            Depreciation
            and amortization       94,238
                                 --------
          Property and
           Equipment, net        $132,591
                                 ========
     Depreciation and amortization expense for the years then ended December 31, 1997 and 1996 $35,640 and $33,093, respectively.

NOTE 4 - Notes Payable
         -------------

     Notes payable at December 31, 1997 consists of the following:


      Note payable - unrelated party, due on
      demand, bears interest at 18% payable
      quarterly.  The note is personally
      guaranteed by the Company's majority
      stockholder.                                     $190,000

      Note payable - unrelated party,
      principal and unpaid interest is due on
      January 22, 1998, bears interest at 8%.
      The note is personally guaranteed by
      the Company's majority stockholder.               122,000

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Notes Payable, continued
         -------------

      Note payable - unrelated party,
      principal and unpaid interest is due in
      three installments of $45,000, $45,000
      and $15,000 on December 1, 1997,
      February 1, 1998 and March 15, 1998,
      respectively, bears interest at prime
      rate plus 2%.                                      60,000
                                                       --------
          Total Notes Payable                          $372,000
                                                       ========

NOTE 5 - Due to Stockholder
         ------------------
     This balance represents advances from Mr. Stein, (the
     "majority stockholder") of the Company, which bears interest at 12% per annum calculated on the average monthly outstanding balance. (See Note 10b).

NOTE 6 - Note Payable, Stockholder
         -------------------------

     The majority stockholder of the Company advanced funds in the amount of $932,313 to the Company during 1995. This amount was converted to a demand note (the "Note") subsequently, bearing interest at 12% per annum calculated on the average monthly outstanding balance. On August 14, 1996, this Note was assigned by the majority stockholder to another stockholder, JCM Capital Corp. The Note is secured by substantially all the assets of the Company and is subordinated to the Company's factoring agreement with a finance company (see Note 2). At December 31, 1997 $932,313 is outstanding under this Note. (See Note 10b)

NOTE 7 - Income Taxes
         ------------
     The Company recognizes deferred tax assets for the future tax effect of net operating loss carryforwards. A valuation allowance is provided if it is unlikely that some portion or all of the deferred tax assets will not be realized. Management concluded a valuation allowance was appropriate at December 31, 1997 due to operating losses incurred. The need for a valuation allowance is evaluated periodically by management.

     The components of deferred tax assets at December 31, 1997 are as follows:

       Federal                                $1,245,423
       State                                     431,869
                                              ----------
                              -12-

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 7 - Income Taxes, continued
         ------------
          Total Deferred Tax Assets            1,677,292

     Less:  Valuation Allowances               1,677,292
                                              ----------
          Deferred Tax Asset, Net of
           Valuation Allowances               $      -0-
                                              ==========
     Operating loss carryforwards, which may provide future tax benefits approximate $3,663,009 at December 31, 1997. The operating loss carryforwards expire through 2012.


NOTE 8 - Commitments and Contingencies
         -----------------------------

     Leasing Arrangements
     --------------------
     The Company conducts its operations from two facilities that are leased under a five year and a three year noncancelable operating lease expiring in October 1999 and January 1998, respectively. The Company renewed its three year lease for an additional three years expiring January 2001. The Company rents additional space at one of its facilities on a month to month basis at a monthly rent of $1,700. The Company's per annum rent on one of its locations will increase by a percentage of any increase in real estate taxes and water and sewer charges in excess of the base year amount on that location.

     Certain operating leases provide renewable options at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

     Rent expense for the years ended December 31, 1997 and 1996 was $105,837 and $97,666, respectively.

     Minimum future rental payments under noncancelable operating leases as of December 31, 1997 in the aggregate are as follows:

                Year Ending
                December 31,           Amount
                ------------          --------
                    1998              $ 85,450
                    1999                74,768
                    2000                37,556
                    2001                 3,142
                                      --------
                      Total           $200,916
                                      ========

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - Commitments and Contingencies, continued
         -----------------------------
     Employment Agreement
     --------------------
     On August 19, 1997, the Company entered into a two year employment agreement with the president of the Company. The commitment for future salaries under this agreement as of December 31, 1997 is approximately $210,000.

     Consulting Agreement
     --------------------
     On August 19, 1997, the Company entered into a two year noncancelable consulting agreement with an entity owned by the president and an officer of the Company. The commitment for future consulting payments under the agreement as of December 31, 1997 is approximately $175,000.

NOTE 9 - Common Stock
         ------------
     Stock Split
     -----------
     In December 1997, the Company undertook a forward stock split, whereby each share of common stock then issued and outstanding was provided with a one share stock dividend.

     Private Offering
     ----------------
     In November 1997, the Company commenced a private offering of its common stock, wherein it proposed to sell up to 2,350,000 shares of common stock at a price of $1.50 per share. At December 31, 1997, the net proceeds received from the private offering in connection with the sale of 369,336 shares of common stock, as a result of the above mentioned stock split, was $262,694.

     Stock Options
     -------------
     In November 1997, the Company adopted a nonqualified stock option plan which reserved 2,200,000 shares of common stock that may be granted to key employees, consultants, representatives, officers and directors. The option price per share will be determined by the Board of Directors at the time any option is granted.

     On June 9, 1997, the Company granted options to purchase 2,200,000 common stock shares at $0.01 per share. The total options granted and outstanding under the plan at December 31, 1997 was 4,400,000 as a result of the above mentioned stock split.

     Securities Offering
     -------------------
     During 1996, the Company raised $622,707, net of direct expenses, through a securities offering. The Company also

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 9 - Common Stock, continued
         ------------
     issued, in connection with this offering, 385,820 shares of restricted common stock to the lead underwriter (the "Underwriter") for services rendered. The shares issued to the Underwriter were considered to have no value by the Company given the restrictions placed on the shares and the financial condition of the Company.


NOTE 10 - Subsequent Events
          -----------------
     a. In February 1998, the Company entered into an agreement to purchase certain assets and liabilities of a "Milton" magazine for a purchase price of $153,000. The agreement includes certain trademarks, copyrights and contractual agreements and obligations.

     b. On April 14, 1998, Mr. Stein agreed to extend repayment of amounts payable to him until after December 31, 1998 (see
     Note 5). On April 14, 1998, JCM Capital Corp. agreed to extend repayment of its demand note until December 31, 1998 unless the Company completes its private placement offering for total proceeds of $3 million. (See Note 6).

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     In June 1997, the Company filed a Form 8-K, advising of the change in independent certified accountants, changing from Kish, Leake & Associates to Marcum & Kleigman LLP, who have audited the Company's financial statements appearing elsewhere in this report. There were no disagreements with Kish, Leake & Associates on accounting and\or financial disclosure.

                           PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

     The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
________________           ___          _________________________

Edward T. Stein             46          Chairman of Board and
                                        Director

John Evans                  47          President and Director

Barry Ross                  45          Chief Financial Officer,
                                        Corporate Secretary and
                                        Director

Luis Barajas                36          Director

James Turner                36          Director

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

     (b) Resumes:

     Edward T. Stein is presently Chairman of the Board and a Director of Detour, a position he has held since January 1995. Since 1986, he has also been President of Edward T. Stein Associates, Ltd., a privately held financial services firm engaged in money management, insurance and financial planning located in Melville, New York, and Prima Capital Management Corp., an affiliated company. Mr. Stein obtained a Bachelor of Science degree from Rider University, where he majored in finance. He devotes approximately 80 hours per month to the business of Detour.

     John C. Evans is President and a Director of the Company, positions he assumed on August 1, 1997. Mr. Evans has over 25 years experience in the magazine publishing industry, including Senior
Vice President and President of the International division of General Media, Inc., a privately held company which directed worldwide licensing rights of 13 magazines, including Omni, Longevity and Penthouse Magazines. Since January 1995, he has been president of Canterbury Consulting, Inc., a New York corporation engaged in consulting to the publishing industry, which is also a consultant to the Company. See "Executive Compensation." From January 1993 through February 1996, Mr. Evans was Chief Executive Officer of JMG OST Presse SA, a Swiss corporation engaged in publishing a newspaper and magazine throughout Eastern Europe. Mr. Evans received a degree from the London College of Printing in 1970. He devotes substantially all of his time to the business of the Company.

     Barry Ross is Chief Financial Officer, Corporate Secretary and a Director of the Company, positions he assumed in August 1997.
Mr. Ross has over two decades of experience with some of the world's largest publishers and has served in key positions for Charter Publishing, General Media, Kachin Publications and the New York Times Women's Group. In addition to his positions with the Company, Mr. Ross is also a partner with Mr. Evans in Canterbury Consulting, Inc., a New York corporation, which commenced business in October 1997. From May 1996 through October 1997, Mr. Ross was a Vice President and Controller for Sullivan Media Corp., New York City, a company engaged as direct response subscription agents. From July 1993 through May 1996, Mr. Ross was the Manager of Newstand Operations of NYT Women's Group, G&J Publishing, New York, New York, a national publishing company. From March 1993 through July 1993, he was unemployed. From August 1991 through March 1993, he was the Controller of Kachina Publications, New York City, a publishing company. Mr. Ross received a Bachelor of Science degree from SUNY at Plattsburgh in 1974. He devotes substantially all of his time to the business of the Company.

     James Turner is the Editor-in-Chief and a Director of Detour, which he co-founded in 1987. Until August 1, 1997, he was president of the Company. Mr. Turner is responsible for the contents of the Detour Magazine, as well as an author of numerous articles contained in the Magazine. Mr. Turner attended Missouri University, majoring in communications, where he received a Bachelor of Arts degree. Mr. Turner devotes substantially all of his time to the business of Detour.

     Luis Barajas is a Director and co-founder of Detour, as well as Creative Director and Publisher of Detour Magazine. Until August 1, 1997, he was also Corporate Secretary to the Company. His responsibilities include advertising, developing key relationships with celebrities and media personalities, creative input and administration. Mr. Barajas obtained a Bachelor of Arts degree from Fashion Institute, majoring in fashion mechanics and design. He devotes substantially all of his time to the business of Detour.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     There were no changes in the securities holdings of any officer, director or principal shareholder.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1997 and 1996 of the then chief executive officer of the Company.

               SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ____________________________

                   Annual Compensation          Awards         Payouts
                  _____________________   ____________________ _______
                                                    Securities
                                  Other               Under-             All
Name                              Annual  Restricted  lying             Other
and                               Compen-   Stock    Options/   LTIP   Compen-
Principal         Salary   Bonus  sation   Award(s)    SARs    Payouts  sation
Position    Year   ($)      ($)    ($)      ($)        (#)       ($)     ($)
__________  ____  _______  _____  ______   ________  _______  _______   ______
James Turner,
President & 1996  $60,000      0       0          0         0         0      0
Director(1) 1997  $35,000      0       0          0         0         0      0

John Evans,
President &
Director    1997  $46,250      0       0          0         0         0      0
_________________________

<F1>
(1) Mr. Turner resigned his position as President of the Company effective August 1, 1997. On that date, Mr. Evans assumed the position as President. The information provided herein discloses the compensation received by Mr. Turner for the periods indicated. However, Mr. Turner assumed the position as President of the Company in June 1997, as part of the reorganization of the Company with Old Detour.

<F2>
(2) It is anticipated that Mr. Evans will be the only employee of the Company who is expected to receive compensation exceeding
     $100,000 during the fiscal year ending December 31, 1998.


     The Company maintains a policy whereby the officers and directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company reimbursed Messrs. Barajas, Evans, Ross, Turner and Stein, each of whom is a director of the Company, in the amounts of $32,119, $25,294, $5,096, $15,947 and $24,273, respectively, for such expenses during the fiscal year ended
December 31, 1997.

     In August 1997, the Company entered into a two (2) year employment agreement with John Evans, President of the Company. Annual compensation under this contract provides for the Company to pay Mr. Evans an annual salary of $120,000. In addition, the Company is providing Mr. Evans a leased automobile. The agreement also provides for a performance bonus to be paid to Mr. Evans once the Company generates profits from operations. The terms of such bonus have not yet been agreed to by the parties.

     Also in August 1997, the Company entered into a two (2) year consulting agreement with Canterbury Consulting, Inc., of which Messrs. Evans and Ross are the principals. Pursuant to the terms of the agreement, the Company has agreed to pay to Canterbury $5,000 per month for the initial six month term, increasing to $11,667 in the second six months and further increasing to annual consideration of $100,000 in the last year of the agreement.

Stock Plans

     In June 1997, the Company adopted the Detour Magazine, Inc. 1997 Non-Qualified Stock Option Plan (the "Plan"), which reserved an aggregate of 2,200,000 shares of the Company's Common Stock (pre forward split) for issuance thereunder. Subsequently, the Company authorized the issuance of 2,200,000 options under the Plan to five entities, granting each entity options at an exercise price of $.01 per share, based upon the per share book value of the Company on the date of issuance in accordance with the terms of the Plan, as the Company's common stock had not yet begun to trade. As of the date of this report, all of the issued options have been exercised. None of the options to purchase shares of the Company's Common Stock under the Plan were issued in favor of any member of management.

     There are no other bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer, as of April 15, 1998, the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner(1)              Ownership          Class
-----------------------------------------------------------------

Common      Edward T. Stein(2)         7,512,442          48.9%
            201 N. Service Rd.
            Suite 100
            Melville, NY 11747

Common      James Turner(2)              203,636           1.3%
            2736 Jalmia Drive
            Los Angeles, CA 90046

Common      Luis Barajas(2)              203,636           1.3%
            2736 Jalmia Drive
            Los Angeles, CA 90046

Common      All Officers and Directors
            as a Group (5 persons)     7,919,714          51.6%
_____________________________

(1) The information relating to beneficial ownership of the Company's Common Stock by its nominees and other directors is based on information furnished by them using the definition of "beneficial ownership" set forth in rules promulgated by the Securities and Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Except where there may be special relationships with other persons, including shares voting or investment power (as indicated in other footnotes to this table), the directors and nominees possess sole voting and investment power with respect to the shares set forth beside their names.

(2)  Officer and/or director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1996, the Company made a loan to Luis Barajas, an officer and director of the Company, in the principal amount of $52,241, which, as of the date of this report, has been repaid in full. The loan was non-interest bearing and was due upon demand.

     In 1995, Ed Stein, an officer, director and principal stockholder of the Company loaned the Company $932,313, which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company, but the Note Holder agreed to subordinate this security position relevant to the Company's accounts receivable. This stockholder subsequently assigned this Note to JCM Capital Corp. It is the JCM Capital Corp. It is the intention of the Company to repay this obligation in full with the proceeds derived from the Company's Private Offering described hereinabove. However, there can be no assurances that the Company will raise a sufficient amount of money from this private offering to allow it to repay this obligation in full or in part, as well as to utilize said proceeds to allow the Company to expand as described herein. In this regard, JCM has advised the Company, in writing, of its willingness to defer repayment of the Company's obligation to it until such time as the entire private placement offering has been funded and the offering closes.

     Mr. Stein has also loaned the Company the principal sum of $609,976, which loan bears interest at the rate of 12% per annum, calculated on the average monthly outstanding balance and which is due upon demand. Applicable thereto, Mr. Stein has provided the Company with a letter advising that he will abstain from demanding any repayment on this obligation at least through December 31, 1998.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                           PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     3.1*   Certificate and Articles of Incorporation

     3.2*   Bylaws

     3.3    Articles of Merger

     EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.

(b)  Reports on Form 8-K

     In the last fiscal quarter of the fiscal year ended December 31, 1997, the Company filed one report on Form 8-K, advising of the change in the Company's fiscal year from October 31 to December 31. The content of this Form 8-K is incorporated into this report as if set forth.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1998.

                              DETOUR MAGAZINE, INC.
                              (Registrant)


                              By:/s/ John Evans
                                 --------------------------------
                                 John Evans, President


                              By:/s/ Barry Ross
                                 --------------------------------
                                 Barry Ross, Chief Financial
                                 Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1998.



                              /s/ Edward T. Stein
                              -----------------------------------
                              Edward T. Stein, Director


                              /s/ John Evans
                              -----------------------------------
                              John Evans, Director


                              /s/ Barry Ross
                              -----------------------------------
                              Barry Ross, Director


                              /s/ Luis Barajas
                              -----------------------------------
                              Luis Barajas, Director


                              /s/ James Turner
                              -----------------------------------
                              James Turner, Director

                      Detour Magazine, Inc.

           Exhibit Index to Annual Report on Form 10-KSB
            For the Fiscal Year Ended December 31, 1997

EXHIBITS                                                  Page No.

  EX-3.3     Articles of Merger                                46

  EX-27     Financial Data Schedule                            52

CHANGE OF NAME                                                      FILED COPY

                              ARTICLES OF MERGER

THIS IS TO CERTIFY:

     1. Parties. Pursuant to the terms of that certain definitive Agreement and Plan of Merger dated June 6, 1997 (the "Agreement"), Ichi-Bon Investment Corporation ("IBI"), a corporation formed pursuant to the laws of the State of Colorado, has merged with Detour, Inc. ("Detour"), a corporation formed pursuant to the laws of the State of California, effective June 6, 1997 (the "Effective Date").

     2. Approval. The terms of the Agreement were approved by the affirmative vote of the Boards of Directors and Shareholders of both IBI and Detour, respectively, on June 6, 1997, pursuant to unanimous consents or meetings of the same held pursuant to proper notice (or waiver thereof).

     3. Share Exchange. The Agreement provides that all of the shareholders of Detour, representing 9,400,000 issued and outstanding common shares, shall exchange their respective shares for an aggregate of 4,500,000 shares of IBI common stock, to be distributed to each Detour shareholder pro rata to their respective ownership in Detour at the Effective Date. Immediately prior to the Effective Date, there were 500,000 common shares of IBI issued and outstanding.

     4. Service. For purposes herein, all notices and service of process may be effectuated by tendering the same to Andrew I. Telsey, Esq., Andrew I. Telsey, P.C., 2851 South Parker Road, Suite 720, Aurora, Colorado 80014, legal counsel to IBI.

     5. Surviving Entity. Pursuant to the terms of the Agreement, IBI shall be the surviving entity and, upon the Effective Date and upon filing of these Articles of Merger with the Colorado Secretary of State and issuance of an applicable Certificate of Merger by the Secretary of State for the State of Colorado, Detour shall cease to exist as a bona fide California corporation.

     6. Name Change. Pursuant to the affirmative vote of the shareholders of IBI, the IBI Articles of Incorporation shall be amended to reflect a change in IBI's name to "Detour Magazine, Inc."

     7. Counterparts. This Articles of Merger may be executed in counterparts, each of which shall be deemed to be an original document, but together shall be deemed to constitute only one agreement.
                                                          19971093036  C
     Executed this 6th day of June, 1997.                 $   85.00
                                                          SECRETARY OF STATE
ICHI-BON INVESTMENT CORPORATION          DETOUR, INC.     06-11-97  12:26:42


By: s/Cheryl Okizaki                     By:  s/James Turner
   -----------------------------            ----------------------------------
    Cheryl Okizaki, President                  James Turner, President

                              PLAN OF MERGER

                                    OF

                               DETOUR, INC.
                        (a California corporation)

                                   INTO

                     ICHI-BON INVESTMENT CORPORATION
                        (a Colorado corporation)

     This Plan of Merger made and entered into by and between DETOUR, INC., a California corporation ("Detour") and ICHI-BON INVESTMENT CORPORATION, a Colorado corporation ("IBI"), hereinafter referred to collectively as the "Constituent Corporations," parties hereto,

     WITNESSETH:

     WHEREAS, the respective Boards of Directors of said corporations deem it advisable that the corporations merge into one corporation as the surviving corporation, as hereinafter agreed and specified; and

     WHEREAS, prior to said merger, IBI has an authorized capitalization of 25,000,000 common shares, par value $0.001 per share, of which 500,000 shares are issued and outstanding, and 10,000,000 preferred shares, $.01 par value per share, of which no shares are issued and outstanding; and

     WHEREAS, prior to said merger, Detour has an authorized capitalization of 100,000,000 common shares, par value $.001 per share, of which 9,400,000 shares are issued and outstanding;

     NOW, THEREFORE, in consideration of the premises, and the mutual covenants, agreements, provisions and grants herein contained, the Constituent Corporations hereby agree and prescribe the terms and conditions of this Plan of Merger, and the mode of carrying the same into effect, as follows:

     1. Merger and Surviving Corporation. Detour, the nonsurviving corporation (hereinafter referred to as the "Nonsurviving Corporation"), is hereby merged into IBI as the surviving corporation (hereinafter referred to as the "Surviving Corporation").

     2. Conversion of Shares. The manner and basis of converting the shares of the Nonsurviving Corporation into shares of the Surviving Corporation are:

            (a) None of the shares of any class of the capital stock of the Surviving Corporation issued and outstanding as of the effective date of this merger shall be converted as a result of the merger, and all such shares shall remain unchanged.

            (b) 9,400,000 shares of the common stock of the Nonsurviving Corporation shall be and become 4,500,000 shares of the common stock of the Surviving Corporation upon surrender for conversion and exchange, and shall represent only shares in the Surviving Corporation for all corporate and legal purposes, subject, however, to the rights of dissenting shareholders; and, such shares shall be called in for cancellation and exchange for shares in the Surviving Corporation upon this merger taking effect upon the foregoing basis.

            (c) No fractional shares shall be issued by reason of the conversion and exchange of shares.

     3. Approval of Shareholders and Directors. This Plan of Merger has been submitted for approval to the Board of Directors and Shareholders of each of the Constituent Corporations, in accordance with the provisions of the Colorado Business Corporation Act and the Section 607.1102 and Section 1103 of the General Corporation Law of California and their respective Articles of Incorporation and Bylaws as appropriate. Should such approvals of the Directors and Shareholders of each Constituent Corporation not be secured or effected, and this Plan not approved and adopted as contemplated, then it shall, without any further action by the parties, other than certification to the other party of the results of the vote by the secretary of the corporation the shareholders of which shall not have approved or adopted the Plan of Merger, be cancelled and annulled, and the Constituent Corporations each discharged without liability to the other.

     4. Effect of Merger on Nonsurviving Corporation. Upon this merger taking effect, the Constituent Corporations shall be and become a single corporation and be the Surviving Corporation herein designated, the separate existence of the Nonsurviving Corporation herein shall cease, and the Surviving Corporation shall have the rights, privileges, immunities, and powers, and be subject to all the duties and liabilities of a corporation organized under the laws of the State of Colorado.

     5. Effect of Merger on Surviving Corporation. Upon this merger taking effect, the Surviving Corporation shall thereupon and thereafter possess all the rights, privileges, immunities, and franchises, of a public as well as a private nature, of each of the merging corporations, and all property, real, personal, and mixed, and all debts due on whatever account, and all other choses in action, and every other interest of or belonging to or due to each of the corporations so merged shall be deemed to be transferred to and vested in such single corporation without further act or deed; and the title to any real estate, or any interest therein vested in any of such corporations shall not revert or be in any way impaired by reason of the merger. Such transfer to and vesting in the Surviving Corporation shall be deemed to occur by operation of law, and no consent or approval of any other person shall be required in connection with any such transfer or vesting unless such consent or approval is specifically required in the event of merger by law or by express provision of any contract, agreement, decree, order, or other instrument to which either corporation is a party or by which it is bound.

     6. Liabilities and Obligations. Upon this merger taking effect, the Surviving Corporation shall thenceforth be responsible and liable for all the liabilities and obligations of each of the corporations so merged; and any claim existing or action or proceeding, whether civil or criminal, pending by or against any of such corporations may be prosecuted as if the merger had not taken place, or such Surviving Corporation may be substituted in its place. Neither the rights of creditors nor any liens upon the property of any such corporation shall be impaired by such merger.

     7. Transfer of Property. The Nonsurviving Corporation agrees that from time to time and as and when requested by the Surviving Corporation or by its successors or assigns, to execute and deliver or cause to be executed and delivered all such deeds and instruments, assignments, assurances in the law, or take such action, as the Surviving Corporation may deem necessary or desirable to vest in and confirm to the Surviving Corporation title to and possession of any property of the Nonsurviving Corporation acquired or to be acquired by reason of the merger herein provided for, and its proper officers and directors shall and will execute and do all such acts and things and execute such papers and document as are necessary or proper to carry out the purposes of this merger.

     8. Articles of Incorporation. The Articles of Incorporation of the Surviving Corporation as in effect on the date this merger takes effect shall continue in full force and effect except that the Articles of Incorporation of the Surviving Corporation shall be amended to change its name to "Detour Magazine, Inc."

     9. Bylaws. The Bylaws of the Surviving Corporation as existing on the date this merger takes effect shall be and remain the Bylaws of the Surviving Corporation until the same are altered, amended or repealed according to the provisions therefor made or as provided by law.

     10. Officers. Upon this merger taking effect, the officers of the Surviving Corporation shall submit their resignations and the following persons shall be appointed to hold the offices opposite their respective names for the remainder of the respective terms of office and until their successors shall have been elected and qualified:

               James Turner                 President
               Edward T. Stein              Chief Financial Officer
               Luis Barajas                 Secretary

     11. Directors. Upon this merger taking effect, the directors of the Surviving Corporation shall resign, and those persons named below shall be appointed to serve for the remainder of the present terms of office of the Surviving Corporation and until their successors shall have been elected and qualified:

               Edward T. Stein     Luis Barajas
               James Turner        Lorraine Rasmussen

     12. Earned Surplus. Upon this merger taking effect, to the extent allocation to stated capital is not required by reason of this merger by either or both the Constituent Corporations, the Board of Directors of the Surviving Corporation may allocate to earned surplus of the Surviving Corporation, the earned surplus of the Nonsurviving Corporation, and the earned surplus of both corporations so combined shall be thereafter available for the payment of dividends by the Surviving Corporation, or for any other proper use or allocation.

     13. Warranties. The Constituent Corporations hereby agree, and warrant each with the other, that they will cooperate with the other in carrying out the terms and provisions of this Plan; that they and each of them will not issue or sell any shares of capital stock, except shares issued pursuant to rights or warrants outstanding, issue rights to subscribe or options to purchase any shares of their capital stock, amend the Articles of Incorporation or Bylaws of their corporation except as may be required to comply with the terms and provisions of this Plan, issue or contract any funded debt, declare and pay any dividend or make any other distribution of surplus, undertake or incur any obligations or liabilities except in the ordinary course of business and those fees and expenses in connection with the negotiation and consummation of this merger, mortgage, pledge or encumber any real or personal property, or interest therein held by them, sell assign or dispose of any trademark, trade name, patent or other intangible assets, default in performance of any material contract or other obligation, waive any right of substantial value, invest in or purchase any security, equity or property not in the usual course of business; and each of them represent that all state, federal and local taxes and assessments, excise taxes, ad valorem taxes and sales taxes, withholding and other employee related obligations are currently paid and not in default.

     14. Abandonment of Merger. Notwithstanding anything to the contrary or implied herein, this Plan may be abandoned without further liability and obligation prior to the filing of the Articles of Merger, even if subsequent to approval being given thereto by the shareholders of both Constituent Corporations, by the Board of Directors of either Constituent Corporation by resolution duly adopted and notice thereof received by the other Constituent Corporation, in the event or upon the contingency that: a material adverse change occurs in the business, properties, operations or financial condition of the other Constituent Corporation; any drastic or substantial change occurs in the economic or political condition generally of the State of Colorado or the United States which would affect the advisability of completing the merger herein contemplated; upon the discovery that any financial statements, or other information furnished by the other Constituent Corporation is highly inaccurate, misleading in material respect, or omits important relevant data or information; either of the Constituent Corporations becomes involved in any litigation not previously disclosed to the other, either pending or threatened, which would materially affect the financial condition or reputation of the Constituent Corporation so involved; any action or suit to enjoin or restrain or restrict the merger herein contemplated has been filed in any court or agency having jurisdiction in this matter.

     15. Expenses. In the event the merger herein contemplated is not completed, each Constituent Corporation shall bear their own expenses incurred in the negotiation and processing of this Plan. If the merger herein contemplated is completed and takes effect, the Surviving Corporation shall pay all expenses arising by reason of such merger or that remain owing and unpaid by either Constituent Corporation.

     16. Counterpart Agreements. This Plan of Merger may be executed in counterparts, each of which shall be deemed an original document, but together shall be deemed to constitute only one agreement.

     17. Notices. Notice or other transmittals to the Constituent Corporations shall be properly made or served if delivered by hand or by certified or registered mail at or to the addresses set forth below:

          If to IBI:          Cheryl Okizaki, President
                              Ichi-Bon Investment Corp.
                              3222 S. Vance, Suite 100
                              Lakewood, Colorado 80227

          With a copy to:     Andrew I. Telsey, Esq.
                              2851 S. Parker Rd.
                              Suite 720
                              Aurora, CO 80014

          If to Detour:       Mr. Edward T. Stein
                              Detour, Inc.
                              201 N. Service Road
                              Melville, N.Y. 11747

          With a copy to:     Mark Lindon, Esq.
                              Schifino & Lindon
                              1901 Ave. of the Stars, Suite 251
                              Los Angeles, CA 90067

     Executed this 6th day of June, 1997.


                              ICHI-BON INVESTMENT CORPORATION


                              By:  S/Cheryl Okizaki
                                 ---------------------------------------------
                                   Cheryl Okizaki, President


                              DETOUR, INC.


                              By:  s/James Turner
                                 ---------------------------------------------
                                   James Turner, President