Form 10QSB
period 1998-03-31
DETOUR MAGAZINE INC
filed 1998-05-22
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            Form 10-QSB

                       Quarterly Report Under
                  the Securities Exchange Act of 1934

                   For Quarter Ended:  March 31, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1998, was 11,293,336 shares.

                               PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

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

     Detour Magazine, Inc. is engaged in publishing of a monthly magazine entitled Detour, which includes advertisements and articles relating to fashion, contemporary music and entertainment and social issues. Management describes the magazine as an "urban, avant-garde" publication. It derives approximately 72% of its revenues from advertising, with the balance from circulation. The Company maintains offices in both Los Angeles and New York City.

     The magazine is being published monthly, with the exception of the issues for January/February and July/August, for which one issue is published. The magazine has been, in general, approximately 192 pages in length, comprised of about 60 to 70 pages of advertising, with the balance in editorial pages. This reflects the limited, but growing, advertising base which typifies new publications.

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three month periods ended March 31, 1998 and 1997.

Results of Operations

     Comparison of Results of Operations for the Three Month
Periods Ended March 31, 1998 and 1997

     During the three month period ended March 31, 1998, the Company's revenues increased significantly, as it generated revenues of $1,410,867, compared to revenues of $1,009,784 for the similar period in 1997, an increase of $401,083 (39.7%). In the three month period ended March 31, 1998, costs of sales also rose 38.3%, to $798,238, compared to $577,251 for the similar period in 1997, an increase of $220,987. This was due primarily to the increase in print orders of the Company's magazine (number of copies printed), caused by management's efforts to expand circulation, which resulted in increased printing and paper costs as a factor of such expansion. Selling, general and administrative expenses were $1,101,671 for the three months ended March 31, 1998, compared to $574,825 for the similar period in 1997, an increase of $526,846 (91.7%). This increase came about due to increased circulation expense (subscription and newsstand promotions) caused by management's efforts to expand circulation, as well as an increase in salaries due to the appointment of new management to supplement prior existing management. Management believes that its efforts to increase circulation of the Company's magazine is beginning to show signs of success, based upon numerous factors, including the fact that prior to the three month period ended March 31, 1998, approximately 90% of the Company's revenues were generated from advertising. In the three month period ended March 31, 1998, revenues continued to increase, but advertising accounted for only 72% of such revenue. While there can be no assurances, management believes that the Company's revenues should continue to increase over the foreseeable future as a result of these efforts.

     Interest expense rose as a result of the Company's need to borrow additional working capital from affiliates, from $36,667 in the three month period ended March 31, 1997, to $45,387 for the three month period ended March 31, 1998, an increase of $8,720 (23.9%). See "Liquidity and Capital Resources" below. As a result, the Company generated a net loss of $(534,429) for the three month period ended March 31, 1998, compared to a net loss of $(178,959) for the three month period ended March 31, 1997. It is anticipated that the Company will continue to incur operating losses in the foreseeable future, until such time as the Company is able to put new magazine acquisitions in place. There can be no assurances that the Company will successfully consummate new acquisitions, or, if so accomplished, that the new magazines will allow the Company to generate profits from operations in the future.

Liquidity and Capital Resources

     At the end of the three month period ended March 31, 1998, the Company had $14,550 in cash and cash equivalents. It also increased its accounts receivable to $948,310 from $399,580 during the three months beginning January 1, 1998, an increase of $548,730 (137.3%), which management attributes to subscription receivables, as well as a conversion by the Company from 4th class postage to 2nd class postage. As a result in this latter change, the Company is anticipating receiving a significant refund from the US Postal Service.

     The Company has outstanding notes payable to non-affiliates in the aggregate amount of $502,000, including the following:

     (i) A note in the principal amount of $190,000, which is due upon demand and bears interest at the rate of 18%, payable quarterly. This note is personally guaranteed by Ed Stein, an officer, director and principal shareholder of the Company.

     (ii) A note in the principal amount of $122,000, which bears interest at the rate of 8% per annum. All principal and interest on this note was due January 22, 1998, but the due date was extended by mutual agreement until June 30, 1998. This note is also personally guaranteed by Mr. Stein.

     (iii) Notes with an outstanding balance of $60,000, which accrues interest at the prime rate, plus 2%. In May, 1998, the Company repaid $45,000 of this obligation. Principal and interest on this note is due in one remaining installment of $15,000, which was due on March 15, 1998. This payment was not made when due; however, the Company has a $30,000 credit with the note holder and management and the note holder are presently involved in negotiations relating to the balances due and applicable payment dates thereon.

     (iv) Two new notes which arose as part of the acquisition consummated by the Company during the three month period ended March 31, 1998 of Milton Magazine, including one note with an outstanding principal balance of $105,000, which accrues interest at prime rate plus 2% and which is to be repaid over a two year period, with principal and interest payments escalating over the life of the note, beginning with monthly payments of $3,164 and escalating to $6,125 and a second note in the principal amount of $25,000, which accrues no interest and is payable in monthly payments of $5,000, which commenced in May 1998.

     The remaining outstanding note payable to an unaffiliated party in the principal amount of $932,313 arose out of a loan originally due to an affiliated party. Relevant thereto, in 1995, Mr. Stein loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. The note holder agreed to subordinate this security position relevant to the Company's accounts receivable factoring arrangement. This stockholder subsequently assigned this Note to JCM Capital Corp. ("JCM"). It is the intention of the Company to repay a portion of this obligation with some of the proceeds derived from the Company's initial private equity offering described hereinbelow, which closed in May 1998. The balance is proposed to be repaid from subsequent fund raising activities which the Company anticipated undertaking in the near future. However, there can be no assurances that the Company will raise a sufficient amount of funds to enable it to repay this obligation, as well as to implement the Company's business plan described in prior reports filed with the Securities and Exchange Commission.

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

It is anticipated that, provided the Company successfully raises additional capital in the near future, of which there can be no assurance, the factoring relationship with Riviera will be terminated, as management believes that it will no longer be necessary due to sufficient cash then available to the Company.

     Management has undertaken a plan of expansion and in order to effectuate the same, has recognized the Company's need for additional operating capital. In response thereto, in November 1997 the Company commenced a private offering of its common stock wherein it is offered up to 4,700,000 shares of the Company's common stock (post forward split) at a price of $.75 per share, for aggregate gross proceeds of up to $3,525,000. As of the date of this report, this offering has closed with the Company receiving gross proceeds of $913,000 from the sale of 1,217,333 common shares. In management's view, the funds generated from this offering have not been sufficient to meet the Company's needs for additional working capital in order to allow the Company to fully implement its expanded business plan. Numerous scenarios are presently being explored by management, including discussions with investment banking firms who have expressed an interest in working with the Company to raise additional equity capital. However, as of the date of this report, no definitive arrangements have been made between the Company and any third party wherein such third party has agreed to raise additional capital for the Company and, while management is optimistic that it will be successful in this regard, there are no assurances that any additional funds will be raised. Failure of the Company to raise additional funds, either debt or equity, will have a significant negative impact on the Company's ability to generate profitable operations.

Trends

     Management believes that the Company will continue to operate the Company's business at a loss for the foreseeable future, but is optimistic that the Company will begin generating profits from its operations beginning in the year 2000, and possibly earlier if sufficient working capital discussed in Liquidity and Capital Resources, above, is raised. This will occur as a result of increased circulation of Detour Magazine and new acquisitions of existing unaffiliated magazines, of which there can be no assurance. The new magazine acquisitions will allow the current management team to spread its cost over the new titles. The current back office structure can add two to three additional magazines without adding any additional personnel. However, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the three month period ended March 31, 1998.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K -

          (a)  Exhibits

               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                      DETOUR MAGAZINE, INC.

                     CONDENSED BALANCE SHEET

                                              (unaudited)  (audited)
                                             For the Three  For the
                                             Month Period  Fiscal Year
                                                 Ended       Ended
                                               March 31,  December 31,
                                                  1998        1997
                                              ----------   ----------
ASSETS:

CURRENT ASSETS
  Cash                                        $   14,550   $   11,089
  Accounts receivable                            948,310      399,580
  Loan receivable-officers                             0            0
  Prepaid expenses and
    other current assets                         492,312       61,079
                                              ----------   ----------
    Total Current Assets                       1,455,172      471,748
                                              ----------   ----------

PROPERTY AND EQUIPMENT, Net                      139,504      132,591
                                              ----------   ----------

OTHER ASSETS
  Other                                          100,000            0
  Security Deposits                               13,750       13,750
                                              ----------   ----------
    Total Other Assets                           113,750       13,750
                                              ----------   ----------

    TOTAL ASSETS                              $1,708,426   $  618,089
                                              ==========   ==========

LIABILITIES AND EQUITY:

CURRENT LIABILITIES
  Accounts payable and
    accrued expenses                          $1,352,540   $  929,394
  Unexpired subscriptions                        525,290      192,057
  Note payable                                   502,000      372,000
  Note payable stockholders                      932,313      932,313
  Interest payable stockholders                  236,048      208,960
                                              ----------   ----------
    Total Current Liabilities                  3,548,191    2,634,724
                                              ----------   ----------
OTHER LIABILITIES
  Due to stockholder                             609,976      609,976
  Interest payable                                53,170       34,871
                                              ----------   ----------
    Total Other Liabilities                      663,146      644,847
                                              ----------   ----------
    Total Liabilities                          4,211,337    3,279,571
                                              ----------   ----------


                                              (unaudited)  (audited)
                                             For the Three  For the
                                             Month Period  Fiscal Year
                                                 Ended       Ended
                                               March 31,  December 31,
                                                  1998        1997
                                              ----------   ----------
EQUITY
  Common stock                                    11,293       10,369
  Additional paid-in capital                   1,727,144    1,035,068
  Accumulated deficit                         (4,241,348)  (3,706,919)
                                              ----------   ----------
    TOTAL EQUITY                              (2,502,911)  (2,661,482)
                                              ----------   ----------
    TOTAL LIABILITIES
      AND EQUITY                              $1,708,426   $  618,089
                                              ==========   ==========



                      DETOUR MAGAZINE, INC.

            UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                              For the Three Months Ended March 31,
                           -----------------------------------------
                                   1998                  1997
                           -------------------   -------------------
SALES                      $         1,410,867   $         1,009,784

COST OF SALES                          798,238               577,251
                           -------------------   -------------------

    GROSS PROFIT                       612,629               432,533

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,101,671               574,825
                           -------------------   -------------------

    OPERATING LOSS                    (489,042)             (142,292)

    Interest expense                   (45,387)              (36,667)
                           -------------------   -------------------

    NET LOSS               $          (534,429)  $          (178,959)
                           ===================   ===================

LOSS PER SHARE OF
  COMMON STOCK             $             (0.05)  $             (0.02)
                           ===================   ===================


                      DETOUR MAGAZINE, INC.

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                            For the Three Months
                                               Ended March 31,
                                           ---------------------
                                             1998         1997
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                               $(534,429)  $(178,959)
                                           ---------   ---------

    Depreciation                               9,700       9,561
    Increase in accounts receivable         (548,730)    (66,222)
    Decrease (increase) in prepaid
      expenses and other current assets     (333,233)     14,153
    Increase in accounts payable
      and accrued expenses                   423,146     245,629
    Increase in unexpired subscriptions      333,233           0
    Increase in interest payable,
      stockholder                             45,387      36,666
                                           ---------   ---------
      TOTAL ADJUSTMENTS                      (70,497)    239,787
                                           ---------   ---------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                (604,926)     60,828
                                           ---------   ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                   (16,613)     (6,176)
  Purchase of assets                        (198,000)          0
                                           ---------   ---------
      NET CASH USED IN
        INVESTING ACTIVITIES                (214,613)     (6,176)
                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in note payable                   130,000           0
  Proceeds from stockholder                        0     (28,590)
  Proceeds from issuance of stock            693,000           0
                                           ---------   ---------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                           823,000     (28,590)
                                           ---------   ---------

      NET INCREASE IN CASH                     3,461      26,062

      CASH - beginning                        11,089     (23,062)
                                           ---------   ---------
      CASH - ending                        $  14,550   $   3,000
                                           =========   =========


                                DETOUR MAGAZINE, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       Three Month Period Ended March 31, 1998

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

                              DETOUR MAGAZINE, INC.
                              (Registrant)

                              Dated:  May 22, 1998


                              By:  s/Barry Ross
                                 --------------------------------
                                 Barry Ross, Secretary

                      DETOUR MAGAZINE, INC.

         Exhibit Index to Quarterly Report on Form 10-QSB
               For the Quarter Ended March 31, 1998

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . . 17