Form 10QSB
period 1998-06-30
DETOUR MAGAZINE INC
filed 1998-08-19
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           Form 10-QSB

                      Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended:  June 30, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1998, was 15,202,665 shares.

                             PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1998, are attached hereto.

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

     Detour Magazine, Inc. is engaged in publishing of a monthly magazine entitled Detour, which includes advertisements and articles relating to fashion, contemporary music and entertainment and social issues. Management describes the magazine as an "urban, avant-garde" publication. The Company maintains offices in both Los Angeles, California and New York City.

     The magazine is being published monthly, with the exception of the issues for January/February and July/August, for which one issue is published. The magazine has been, in general, approximately 172 pages in length, comprised of about 44 to 73 pages of advertising, with the balance in editorial pages. This reflects the limited, but growing, advertising base which typifies new publications.

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the six month periods ended June 30, 1998 and 1997.

Results of Operations

     Comparison of Results of Operations for the Six Month Periods Ended June 30, 1998 and 1997

     During the six month period ended June 30, 1998, the Company's revenues remained relatively constant as compared to the similar period in 1997, as the Company generated revenues of $2,039,390, as compared to revenues of $2,019,568 for the six months ended June 30, 1997, an increase of $19,822 (approximately 1%). However, in the six month period ended June 30, 1998, costs of sales rose significantly to $1,566,455 from $1,062,318 in the six months ended June 30, 1997, an increase of $504,137 (47.5%). In this regard, printing costs escalated to $1,183,408 from $872,531, distribution costs rose from $39,815 to $170,700 and editorial and photo expenses increased from $149,972 to $212,347. This was due primarily to the increase in print orders of the Company's magazine (number of copies printed), caused by management's efforts to expand circulation, which resulted in increased printing, paper and distribution costs as a factor of such expansion. Further, while these figures indicate an increase in costs during the six month period ended June 30, 1998, during the six month period ended June 30, 1997 five issues of the Company's magazine were on-sale in the applicable period in 1997, as opposed to six magazines during the applicable period in 1998. Additional costs were incurred as a result of additional newsstand and subscription copies printed. Management anticipated these costs in the Company's budget, as the Company is engaged in a program to increase visibility of the Magazine, in order to increase revenues in the future. It is management's belief that the increased costs associated with various promotions will result in greater visibility and market share in the future, with the Company incurring significant losses during the promotional period. However, there can be no assurances that the Company will generate greater revenues in the future as a result of these additional marketing efforts.

     Selling, general and administrative expenses also increased significantly during the six month period ended June 30, 1998 to $1,971,196, as compared to $1,241,835 for the six month period ended June 30, 1997, as a result of numerous factors including (i) in late 1997, the Company's new management assumed their respective positions with the Company, which increased salaries by approximately $236,000 during this period; (ii) the Company incurred significant professional fees of approximately $273,000 over similar costs incurred in prior periods as a result of the Company becoming a reporting company under the Securities Exchange Act of 1934, as well as the Company's private placement offering which commenced in November 1997; and (iii) increased newsstand expense as a result of the Company's point of sale promotion, wherein the Company attempted to increase recognition and circulation of the Magazine. These costs were approximately $144,000.

     Management believes that its efforts to increase circulation of the Company's magazine is beginning to show signs of success, based upon numerous factors, including the fact that prior to the six month period ended June 30, 1998, approximately 90% of the Company's revenues were generated from advertising. In the six month period ended June 30, 1998, revenues continued to increase, but advertising accounted for only 81% of such revenue. While there can be no assurances, management believes that the Company's revenues should continue to increase over the foreseeable future as a result of these efforts.

     During the six month period ended June 30, 1998, interest expense also rose in comparison to the similar period in 1997, as a result of the Company's need to borrow additional working capital from affiliates, from $73,333 in the six month period ended June 30, 1997, to $125,319 for the six month period ended June 30, 1998, an increase of $51,986 (70.9%). See "Liquidity and Capital Resources" below. As a result, the Company generated a net loss of $(1,623,580) for the six month period ended June 30, 1998, compared to a net loss of $(357,919) for the six month period ended June 30, 1997. It is anticipated that the Company will continue to incur operating losses in the foreseeable future, until such time as the Company is able to put new magazine acquisitions in place. There can be no assurances that the Company will successfully consummate new acquisitions, or, if so accomplished, that the new magazines will allow the Company to generate profits from operations in the future. See "Trends," below.

     Comparison of Results of Operations for the Three Month
Periods Ended June 30, 1998 and 1997

     During the three month period ended June 30, 1998, the Company's revenues decreased significantly, as it generated revenues of $628,523, compared to revenues of $1,009,784 for the similar period in 1997, a decrease of $381,261 (37.8%). This was due to the fact that only two issues of the Company's Magazine were published during the three month period ended June 30, 1998, as opposed to three issues published in the applicable period in 1997. In the three month period ended June 30, 1998, costs of sales increased from $577,251 in 1997, to $768,217 for the three month period ended June 30, 1998, an increase of $190,966 (24.8%). This was due primarily to the reasons cited above in the discussion of the comparison of the six month period applicable hereto. General and administrative expenses were $869,525 for the three months ended June 30, 1998, compared to $574,825 for the similar period in 1997, an increase of $294,700 (51.3%), also due to those reasons
described hereinabove.   As a result, the Company generated a net
loss of $(1,089,151) for the three month period ended June 30, 1998, compared to a net loss of $(178,959) for the three month period ended June 30, 1997.

Liquidity and Capital Resources

     At the end of the three month period ended June 30, 1998, the Company had $382 in cash and cash equivalents. It also decreased its accounts receivable to $543,990 from $948,310 during the three months beginning April 1, 1998, a decrease of $404,320 (42.6%), which management attributes to subscription promotions not completed. As a result in this latter change, the Company's anticipated receipt of a significant refund from the US Postal Service as a result of its conversion from 4th class postage to 2nd class postage in the first quarter of 1998 is in question. The funds to complete the subscription promotions were not available due to the inability of the Company to raise all of the capital necessary in its private offering described below.

     The Company has outstanding notes payable to non-affiliates in the aggregate amount of $325,336, including the following:

     (i) A note in the principal amount of $90,000, which is due upon demand and bears interest at the rate of 18%, payable quarterly. This note is personally guaranteed by Ed Stein, an officer, director and principal shareholder of the Company.

     (ii) A note in the principal amount of $122,000, which bears interest at the rate of 8% per annum. All principal and interest on this note was due January 22, 1998, but the due date was extended by mutual agreement until September 30, 1998. This note is also personally guaranteed by Mr. Stein.

     (iii) Two notes which arose as part of the acquisition consummated by the Company during the three month period ended March 31, 1998 of Milton Magazine, including one note with an outstanding principal balance of $98,336, which accrues interest at prime rate plus 2% and which is to be repaid over a two year period, with principal and interest payments escalating over the life of the note, beginning with monthly payments of $3,164 and escalating to $6,125, and a second note in the principal amount of $15,000, which accrues no interest and is payable in monthly payments of $5,000, which commenced in May 1998.

     The remaining outstanding note payable to an unaffiliated party in the principal amount of $932,313 arose out of a loan originally due to an affiliated party. Relevant thereto, in 1995, Mr. Stein loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. The note holder agreed to subordinate this security position relevant to the Company's accounts receivable factoring arrangement. This stockholder subsequently assigned this Note to JCM Capital Corp. As of the date of this report, the Company is making interest payments on this obligation and is in discussions with this creditor relating to repayment terms.

     Mr. Stein has also loaned the Company the principal sum of $1,414,442, which loan bears interest at the rate of 12% per annum, calculated on the average monthly outstanding balance and which is due upon demand. Applicable thereto, Mr. Stein has provided the Company with a letter advising that he will abstain from demanding any repayment on this obligation at least through December 31, 1998.

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

     Management has undertaken a plan of expansion and in order to effectuate the same, has recognized the Company's need for additional operating capital. In response thereto, in November 1997 the Company commenced a private offering of its common stock wherein it is offered up to 4,700,000 shares of the Company's common stock (post forward split) at a price of $.75 per share, for aggregate gross proceeds of up to $3,525,000. In April 1998, this offering closed with the Company receiving gross proceeds of $765,000 from the sale of 1,020,000 common shares. In management's view, the funds generated from this offering have not been sufficient to meet the Company's needs for additional working capital in order to allow the Company to fully implement its expanded business plan. Numerous scenarios are presently being explored by management, including discussions with investment banking firms who have expressed an interest in working with the Company to raise additional equity capital. However, as of the date of this report, no definitive arrangements have been made between the Company and any third party wherein such third party has agreed to raise additional capital for the Company and, while management is optimistic that it will be successful in this regard, there are no assurances that any additional funds will be raised. Failure of the Company to raise additional funds, either debt or equity, will have a significant negative impact on the Company's ability to generate profitable operations.

Trends

     Management believes that the Company will continue to operate the Company's business at a loss for the foreseeable future, but is optimistic that the Company will begin generating profits from its operations beginning in the year 2000, and possibly earlier if sufficient working capital discussed in Liquidity and Capital Resources, above, is raised. This will occur as a result of increased circulation of Detour Magazine and new acquisitions of existing unaffiliated magazines, of which there can be no assurance. The new magazine acquisitions will allow the current management team to spread its cost over the new titles. The current back office structure can add two to six additional magazines without adding any additional personnel. However, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the six month period ended June 30, 1998.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION - None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

            (a)  Exhibits

                 EX-27     Financial Data Schedule

            (b)  Reports on Form 8-K

                 None.

                      DETOUR MAGAZINE, INC.

                     CONDENSED BALANCE SHEET

                                         (unaudited)   (unaudited)   (audited)
                                         For the Six   For the Six    For the
                                        Month Period  Month Period  Fiscal Year
                                            Ended         Ended        Ended
                                           June 30,      June 30,   December 31,
                                             1998          1997        1997
                                         ----------    ----------    ----------
ASSETS:

CURRENT ASSETS
  Cash                                   $      382    $   97,089    $   11,089
  Accounts receivable                       543,990       292,542       399,580
  Loan receivable-officers                        0             0             0
  Prepaid expenses and
    other current assets                    280,072        21,395        61,079
                                         ----------    ----------    ----------
    Total Current Assets                    824,444       411,026       471,748
                                         ----------    ----------    ----------

PROPERTY AND EQUIPMENT, Net                 131,385       139,296       132,591
                                         ----------    ----------    ----------

OTHER ASSETS
  Other                                     100,000             0             0
  Security Deposits                          13,750        20,750        13,750
                                         ----------    ----------    ----------
    Total Other Assets                      113,750        20,750        13,750
                                         ----------    ----------    ----------

    TOTAL ASSETS                         $1,069,579    $  571,072    $  618,089
                                         ==========    ==========    ==========

LIABILITIES AND EQUITY:

CURRENT LIABILITIES
  Accounts payable and
    accrued expenses                     $1,212,066    $  939,723    $  929,394
  Unexpired subscriptions                   497,693        25,664       192,057
  Note payable                              325,336       176,700       372,000
  Note payable stockholders                 932,313       982,448       932,313
  Interest payable stockholders             252,929       152,580       208,960
                                         ----------    ----------    ----------
    Total Current Liabilities             3,220,337     2,277,115     2,634,724
                                         ----------    ----------    ----------
OTHER LIABILITIES
  Due to stockholder                      1,414,442             0       609,976
  Interest payable                           84,871             0        34,871
                                         ----------    ----------    ----------
    Total Other Liabilities               1,499,313             0       644,847
                                         ----------    ----------    ----------
    Total Liabilities                     4,719,650     2,277,115     3,279,571
                                         ----------    ----------    ----------


                                         (unaudited)   (unaudited)   (audited)
                                         For the Six   For the Six    For the
                                        Month Period  Month Period   Fiscal Year
                                            Ended         Ended         Ended
                                           June 30,      June 30,   December 31,
                                             1998          1997         1997
                                         ----------    ----------    ----------
EQUITY
  Common stock                               11,216         9,366        10,369
  Additional paid-in capital              1,669,212       855,161     1,035,068
  Accumulated deficit                    (5,330,499)   (2,570,570)   (3,706,919)
                                         ----------    ----------    ----------
    TOTAL EQUITY                         (3,650,071)   (1,706,043)   (2,661,482)
                                         ----------    ----------    ----------
    TOTAL LIABILITIES
      AND EQUITY                         $1,069,579    $  571,072    $  618,089
                                         ==========    ==========    ==========



                      DETOUR MAGAZINE, INC.

            UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                            For the Six Months            For the Three Months
                               Ended June 30,                Ended June 30,
                          -------------------------     -------------------------
                              1998         1997             1998          1997
                          -----------   -----------     -----------   -----------
SALES                     $ 2,039,390   $ 2,019,568     $   628,523   $ 1,009,784

COST OF SALES               1,566,455     1,062,318         768,217       577,251
                          -----------   -----------     -----------   -----------

    GROSS PROFIT              472,935       957,250        (139,694)      432,533

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES   1,971,196     1,241,835         869,525       574,825
                          -----------   -----------     -----------   -----------

    OPERATING LOSS         (1,498,261)     (284,585)     (1,009,219)     (142,292)

    Interest expense         (125,319)      (73,333)        (79,932)      (36,667)
                          -----------   -----------     -----------   -----------

    NET LOSS              $(1,623,580)  $  (357,919)    $(1,089,151)  $  (178,959)
                          ===========   ===========     ===========   ===========

LOSS PER SHARE OF
  COMMON STOCK                                                        $     (0.02)
                          =======================================================


                      DETOUR MAGAZINE, INC.

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                               For the Six Months
                                                 Ended June 30,
                                           -------------------------
                                               1998          1997
                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                               $(1,623,580)  $  (357,919)
                                           -----------   -----------

    Depreciation                                17,820        19,123
    Increase in accounts receivable           (144,410)     (118,463)
    Decrease (increase) in prepaid
      expenses and other current assets       (107,657)       14,153
    Increase in accounts payable
      and accrued expenses                     282,672       438,972
    Increase in deferred revenue               305,636             0
    Increase in interest payable,
      stockholder                               93,969        73,333
                                           -----------   -----------
      TOTAL ADJUSTMENTS                       (448,030)      427,118
                                           -----------   -----------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                (1,175,550)       69,199
                                           -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                     (16,614)       (9,534)
  Loan to officer                                    0        52,241
  Purchase of of assets                       (198,000)            0
                                           -----------   -----------
      NET CASH USED IN
        INVESTING ACTIVITIES                  (214,614)       42,707
                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in note payable          (60,000)      (13,300)
  Proceeds from stockholder                    804,466        21,545
  Proceeds from issuance of stock              634,991             0
                                           -----------   -----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                           1,379,457         8,245
                                           -----------   -----------

      NET INCREASE IN CASH                     (10,707)      120,151

      CASH - beginning                          11,089       (23,062)
                                           -----------   -----------
      CASH - ending                        $       382   $    97,089
                                           ===========   ===========



                              DETOUR MAGAZINE, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         Six Month Period Ended June 30, 1998

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

                              Dated:  August 19, 1998


                              By:  s/Barry Ross
                                 --------------------------------
                                 Barry Ross, Secretary

                          DETOUR MAGAZINE, INC.

             Exhibit Index to Quarterly Report on Form 10-QSB
                   For the Quarter Ended June 30, 1998

EXHIBITS                                                      Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . .       17