Form 10QSB
period 1998-09-30
DETOUR MAGAZINE INC
filed 1998-11-23
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                          Form 10-QSB

                    Quarterly Report Under
              the Securities Exchange Act of 1934

             For Quarter Ended:  September 30, 1998

                Commission File Number:  0-25388



                      DETOUR MAGAZINE, INC.
(Exact name of small business issuer as specified in its charter)



                             Colorado
  (State or other jurisdiction of incorporation or organization)

                            84-1156459
                 (IRS Employer Identification No.)

                 7060 Hollywood Blvd., Suite 1150
                  Los Angeles, California 90028
              (Address of principal executive office)

               6855 Santa Monica Boulevard, Suite 400
                     Los Angeles, California
           (Former address of principal executive offices)

                              90038
                            (Zip Code)

                          (213) 469-9444
                   (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes
  X   No     .
-----    ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1998, was 15,202,665 shares.

                                PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1998, are attached hereto.

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

     The magazine is being published monthly, with the exception of the issues for January/February and July/August, for which one issue is published. The magazine has been, in general, approximately 172 pages in length, comprised of about 44 to 73 pages of advertising, with the balance in editorial pages. This reflects the limited, but growing, advertising base which typifies new publications. However, due to losses experienced by the Company from operations, management has decided to decrease the number of pages included in the Magazine, reducing the amount of pages set aside for editorial content while attempting to maintain the current level of advertising.

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the nine month period ended September 30, 1998.

Results of Operations

     Comparison of Results of Operations for the nine month period ended September 30, 1998 and 1997.

     During the nine month period ended September 30, 1998, the Company's revenues were $3,308,173, compared to revenues of $3,029,351 for the similar period in 1997, an increase of $278,822 (9.2%) from the similar period in 1997. This increase was attributable to increased subscriptions and newsstand sales.
During this period, costs of sales were $2,671,868, compared to $1,593,477 for the similar period in 1997, an increase of $1,078,391 (67.7%). This was due primarily to the increase in print orders of the Company's magazine (number of copies printed), caused by management's efforts to expand circulation, which resulted in increased printing, paper and distribution costs as a factor of such expansion. Management anticipated these costs in the Company's budget, as the Company is engaged in a program to increase visibility of the Magazine, in order to increase revenues in the future. It is management's belief that the increased costs associated with various promotions will result in greater visibility and market share in the future, provided that the Company is able to obtain additional financing in the future. The Company expects to incur significant losses during the promotional period. However, there can be no assurances that the Company will generate greater revenues in the future as a result of these additional marketing efforts. Further, management has decided that its attempt to increase circulation of the Magazine by printing additional copies will not continue in the future. Rather, as a result of management's attempt to stem losses, the Magazine's print orders and book size are expected to decrease in the immediate future, by reducing the amount of editorial content while attempting to maintain the increased revenues derived by the Company from its current advertising.

     General and administrative expenses were $2,800,625 for the nine months ended September 30, 1998, compared to $1,862,753 for the similar period in 1997, an increase of $937,872 (50.3%). This increase was attributable to numerous factors, including the retention of a new management staff on August 1, 1997, the execution of a consulting agreement and fees payable thereon, also which took place on August 1, 1997 and increase commissions payable due to the increase advertising revenues. Mr. Evans resigned his positions with the Company in November 1998. The Company's sales advertising staff is paid on a commission basis. As a result, the Company generated a net loss of $(2,402,706) for the nine month period ended September 30, 1998 ($.15 per share), compared to a net loss of $(536,879) for the nine month period ended September 30, 1997 ($.03 per share).

Liquidity and Capital Resources

     In the period ended September 30, 1998, the Company had $7,163 in cash. It increased its accounts receivable to $526,398 from $351,773 for the similar period in 1997, an increase of $174,625 (49.6%), which management attributes to increased advertising.

     In August 1998, the Company obtained a new loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, Washington, D.C.. to be used for general working capital. This loan bears interest at the rate of 18% per annum and was due November 20, 1998. As of the date of this report, this loan is in default but has been extended for an additional 30 day period. The loan provides for an exit fee equal to 3% of the loan ($16,500). The 30 day extension period provided by the lenders required a one time extension fee of $5,500. Management is currently reviewing its options regarding this obligation, including seeking out other long term lenders. However, no assurances can be provided that such other arrangements will be made to insure that the Company does not enter into a default of this obligation.

     The Company has two other outstanding notes payable to non-affiliates, including one note with an outstanding balance of $100,500, which accrues interest at the rate of 12% per annum and is due on demand. The remaining outstanding note aggregating $7,000 is payable to an unaffiliated entity. Relevant thereto, in 1995, a stockholder of the Company loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. The note holder agreed to subordinate this security position relevant to the Company's accounts receivable. This stockholder subsequently assigned this Note to JCM Capital Corp.

The Company also owes Ed Stein, an officer and director of the Company, the principal amount of $1,592,442, which accrues interest at the rate of 12% per annum. Mr. Stein has entered into an agreement with the Company not to require any repayment of this obligation at least until December 31, 1998, or more likely, until such time as the Company has sufficient capital resources available in which to repay this obligation without jeopardizing its ability to continue its business operations.

     The Company presently factors its monthly domestic accounts receivable with Riviera Financial, Inc., Los Angeles, California ("Riviera"). The majority of factoring provided by Riviera is on a non-recourse basis. On average, the Company pays a fee to Riviera of approximately 4.5% per month. Historically, the Company factors approximately $2.5 million per annum in accounts receivable with Riviera. Riviera's maximum fee for factoring the Company's receivables is 9% per month, with a hold back of 11% on each invoice until receipt of funds. Therefore, Riviera is only factoring 89% of the Company's total eligible domestic advertising receivables. In addition, Riviera also acts the capacity of credit manager for the Magazine by performing credit checks, mailing invoices, making collection calls and posting receivables. It is anticipated that, provided the Company successfully sells a substantial portion of its common stock in the private offering described herein, the factoring relationship with Riviera will be terminated, as management believes that it will no longer be necessary due to sufficient cash then available to the Company. However, there are no assurances that the Company will sell a sufficient number of shares of its common stock to allow it to terminate.

Trends

     Management believes that the Company will continue to operate the Company's business at a loss for the next year or two, but is cautiously optimistic that the Company will begin generating profits from its operations beginning in the 2000 fiscal year.
This will occur as a result of cost cutting measures which have been adopted by management and anticipation of increased circulation of and advertising in the Company's magazine and corresponding revenues therefrom. Management has reduced its staff and moved to smaller offices. In addition, all operating expenses are being reduced. Relevant thereto, a new printing contract with R.R. Donnelly & Sons, Inc. was signed in November 1998, further reducing costs of sales. However, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the nine month period ended September 30, 1998.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

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

               None

                          SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DETOUR MAGAZINE, INC.
                              (Registrant)

                              Dated:  November 23, 1998


                              By:  s/Ed Stein
                                 --------------------------------
                                 Ed Stein, President

                      DETOUR MAGAZINE, INC.

                     CONDENSED BALANCE SHEET

                                         (unaudited)   (unaudited)   (audited)
                                        For the Nine  For the Nine    For the
                                        Month Period  Month Period  Fiscal Year
                                            Ended         Ended        Ended
                                        September 30, September 30, December 31,
                                             1998          1997        1997
                                         ----------    ----------    ----------
ASSETS:

CURRENT ASSETS
  Cash                                   $    7,163    $  157,165    $   11,089
  Accounts receivable                       526,398       351,773       399,580
  Loan receivable-officers                        0             0             0
  Prepaid expenses and
    other current assets                    221,123        31,819        61,079
                                         ----------    ----------    ----------
    Total Current Assets                    754,684       540,757       471,748
                                         ----------    ----------    ----------

PROPERTY AND EQUIPMENT, Net                 131,975       134,501       132,591
                                         ----------    ----------    ----------

OTHER ASSETS
  Other                                     198,000             0             0
  Security Deposits                          13,750        20,750        13,750
                                         ----------    ----------    ----------
    Total Other Assets                      211,750        20,750        13,750
                                         ----------    ----------    ----------

    TOTAL ASSETS                         $1,098,409    $  696,008    $  618,089
                                         ==========    ==========    ==========

LIABILITIES AND EQUITY:

CURRENT LIABILITIES
  Accounts payable and
    accrued expenses                     $1,460,425    $1,159,209    $  929,394
  Deferred Revenue                          435,609        25,664       192,057
  Note payable                              677,500       176,700       372,000
  Note payable stockholders                 932,313     1,030,191       932,313
  Interest payable stockholders             277,525       189,247       208,960
                                         ----------    ----------    ----------
    Total Current Liabilities             3,783,372     2,581,011     2,634,724
                                         ----------    ----------    ----------
OTHER LIABILITIES
  Due to stockholder                      1,592,442             0       609,976
  Interest payable                          151,792             0        34,871
                                         ----------    ----------    ----------
    Total Other Liabilities               1,744,234             0       644,847
                                         ----------    ----------    ----------
    Total Liabilities                     5,527,606     2,581,011     3,279,571
                                         ----------    ----------    ----------


                                         (unaudited)   (unaudited)   (audited)
                                        For the Nine  For the Nine    For the
                                        Month Period  Month Period   Fiscal Year
                                            Ended         Ended         Ended
                                        September 30, September 30, December 31,
                                             1998          1997         1997
                                         ----------    ----------    ----------
EQUITY
  Common stock                               11,216         9,366        10,369
  Additional paid-in capital              1,669,212       855,161     1,035,068
  Accumulated deficit                    (6,109,625)   (2,749,530)   (3,706,919)
                                         ----------    ----------    ----------
    TOTAL EQUITY                         (4,429,197)   (1,885,003)   (2,661,482)
                                         ----------    ----------    ----------
    TOTAL LIABILITIES
      AND EQUITY                         $1,098,409    $  696,008    $  618,089
                                         ==========    ==========    ==========


                      DETOUR MAGAZINE, INC.

            UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                            For the Nine Months           For the Three Months
                            Ended September 30,           Ended September 30,
                          -------------------------     -------------------------
                              1998         1997             1998          1997
                          -----------   -----------     -----------   -----------
SALES                     $ 3,308,173   $ 3,029,351     $ 1,268,783   $ 1,009,784

COST OF SALES               2,671,868     1,593,477       1,105,413       531,159
                          -----------   -----------     -----------   -----------

    GROSS PROFIT              636,305     1,435,874         163,370       478,625

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES   2,800,625     1,862,753         829,429       620,918
                          -----------   -----------     -----------   -----------

    OPERATING LOSS         (2,164,320)     (426,879)       (666,059)     (142,292)

    Interest expense         (238,386)     (110,000)       (113,067)      (36,667)
                          -----------   -----------     -----------   -----------

    NET LOSS              $(2,402,706)  $  (536,879)    $  (779,126)  $  (178,959)
                          ===========   ===========     ===========   ===========

LOSS PER SHARE OF
  COMMON STOCK            $     (0.15)  $     (0.03)    $     (0.05)  $     (0.02)
                          ===========   ===========     ===========   ===========


                      DETOUR MAGAZINE, INC.

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                              For the Nine Months
                                              Ended September 30,
                                           -------------------------
                                               1998          1997
                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                               $(2,402,706)  $  (536,879)
                                           -----------   -----------

    Depreciation                                26,730        28,684
    Increase in accounts receivable           (126,818)     (177,694)
    Decrease (increase) in prepaid
      expenses and other current assets       (160,044)        3,729
    Increase in accounts payable
      and accrued expenses                     531,031       658,458
    Increase in deferred revenue               243,552             0
    Increase in interest payable,
      stockholder                              185,486       110,000
                                           -----------   -----------
      TOTAL ADJUSTMENTS                        699,937       623,177
                                           -----------   -----------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                (1,702,769)       86,298
                                           -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                     (26,114)      (14,300)
  Loan to officer                                    0        52,241
  Purchase of assets                          (198,000)            0
                                           -----------   -----------
      NET CASH USED IN
        INVESTING ACTIVITIES                  (224,114)       37,941
                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in note payable          305,500       (13,300)
  Proceeds from stockholder                    982,466        69,288
  Proceeds from issuance of stock              634,991             0
                                           -----------   -----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                           1,922,957        55,988
                                           -----------   -----------

      NET INCREASE IN CASH                      (3,926)      180,227

      CASH - beginning                          11,089       (23,062)
                                           -----------   -----------
      CASH - ending                        $     7,163   $   157,165
                                           ===========   ===========


                      DETOUR MAGAZINE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Nine Month Period Ended September 30, 1998

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

2.   Basis of Presentation

          Business combination

     On June 6, 1998, pursuant to the terms of an Agreement and Plan of Reorganization, Ichi-Bon Investment Corporation ("IBI") acquired all of the outstanding common stock of Detour, Inc. ("Old Detour") in exchange for 4,500,000 unregistered shares of IBI's common stock. As a result of the transaction, the former shareholders of Old Detour received shares representing an aggregate of 90% of IBI's outstanding common stock, resulting in a change in control of IBI. As a result of the merger, IBI was the surviving entity and Old Detour ceased to exist. Simultaneously therewith, IBI amended its articles of incorporation to reflect a change in IBI's name to "Detour Magazine, Inc." References to the "Company" or "Detour" refer to Detour Magazine, Inc. together with the predecessor company, Old Detour.

     The acquisition of Old Detour has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Old Detour is considered the acquiring entity.
     As a result, historical financial information for periods prior to the date of the transaction are those of Old Detour. Under purchase method accounting, balances and results of operations of Old Detour will be included in the accompanying financial statements from the date of the transaction, June 6, 1998. The Company recorded the assets and liabilities (excluding intangibles) at their historical cost basis which was deemed to be approximate fair market value. The reverse acquisition is treated as a non-cash transaction except to the extent of cash acquired, since all consideration given was in the form of stock.

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

                      DETOUR MAGAZINE, INC.

          Exhibit Index to Quarterly Report on Form 10-QSB
             For the Quarter Ended September 30, 1998

EXHIBITS                                                   Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . . . .   16