Form 10KSB
period 1998-12-31
DETOUR MAGAZINE INC
filed 1999-04-15
CIK 935730

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

                   For the fiscal year ended December 31, 1998

                           Commission File No. 0-25388

                              DETOUR MAGAZINE, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

           Colorado                                           84-1156459
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number

                        7060 Hollywood Blvd., Suite 1150
                          Los Angeles, California 90038
                                 (213) 469-9444
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

               Securities registered under to Section 12(g) of the
                                 Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No __


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $4,177,833

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 14, 1999:
$3,068,206.            .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 14, 1999 there were 15,586,669 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Forty-Three Pages.
                   Exhibit Index is located at Page Forty-Two.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                              DETOUR MAGAZINE, INC.

                                      PAGE

Facing Page
Index
PART I
Item 1.    Description of Business.....................          4
Item 2.    Description of Property.....................          9
Item 3.    Legal Proceedings...........................         10
Item 4.    Submission of Matters to a Vote of
               Security Holders........................         10

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.........         11
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..............................         11
Item 7     Financial Statements........................         16
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure................         35


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.......         35
Item 10.   Executive Compensation......................         37
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...................         38
Item 12.   Certain Relationships and Related
               Transactions............................         39

PART IV
Item 13.   Exhibits and Reports on Form 8-K...........          40


SIGNATURES.............................................         41

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

         Relevant thereto, on or about June 6, 1997, the Company successfully consummated a merger with Detour, Inc. ("Old Detour"), a California corporation. The terms of the transaction involved the Company issuing an aggregate of 4,500,000 shares of its "restricted" common stock to the former shareholders of Old Detour in exchange for all of the issued and outstanding stock of Old Detour. Old Detour did not survive the transaction. The Company also changed its name to its present name. At the closing of the aforesaid transaction, management did elect to change the Company's fiscal year from October 31 to December 31, in order to establish continuity between Old Detour and the Company's financial reporting requirements.

         From November 1997 through May 1998, the Company undertook a private offering of its common stock, wherein it sold 1,186,669 shares of common stock at a price of $.75 per share (post forward split), and received net proceeds of $875,694 therefrom. The Company is attempting to raise additional equity or debt capital as of the date of this report. See "Part II, Item 6, Management's Discussion - Liquidity and Capital Resources."

     During the fiscal year ended December 31, 1998, the Company continued to experience a change in management. Messrs. John Evans, Jim Turner and Luis Barajas all resigned their respective positions of President, editor-in chief and publisher, respectively. Current management does believe, however, that the Company's current management is sufficient to allow the Company to grow in the future. See "Part III, Item 9, Directors, Executive Officers."
                                                                             4

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

         As part of an acquisition campaign which commenced during the fiscal year ended December 31, 1998, effective February 24, 1998, the Company acquired assets, properties, rights and the business of Milton Magazine, a magazine which has been published by the family of Milton Berle, for a purchase price of $295,842. At closing, the Company paid $68,000 in cash, assumed an obligation and issued a note payable to World Color, Inc., a creditor of the seller, in the amount of $107,164 and assumed certain other liabilities totalling $120,678. As of the date of this report, the Company is not current in its obligations owed to the seller, in that the applicable agreement provided for an affirmative covenant for the Company to commence publication of Milton Magazine and in the event that the Company ceases to publish the acquired magazine, upon receipt of a demand by the seller the acquired trademarks revert back to the seller. The magazine has not been published because management believed that a number of new men's magazines commenced operations and diluted the prospective market. The Company and the seller are in the process of reformulating the magazine as of the date of this report due primarily to the significant dilution of the market. As a result, management now is contemplating commencing publication of Milton Magazine in the year 2000, provided that the seller does not elect to retake the trademarks, of which there can be no assurance. The seller and the Company are working closely in attempting to commence publication of this magazine.

         Milton Magazine is primarily an "irreverent" social magazine launched in May 1997, whose motto has been "We smoke, we drink, we gamble." Prior to acquisition, there were two issues of Milton Magazine published and released. Total circulation was approximately 15,000 copies. Its limited revenues were generated primarily from advertising, which is consistent with the revenues generated by Detour Magazine. Once it commences publication, management intends to expand the editorial content of Milton to include additional social themes which appeal to the target market of men, ages 25 through 49, including fashion, gaming and automobiles, as well as those subjects previously included in the magazine.

Detour Online

         As a result of the significant increase in use of the internet during the past year, as well as the anticipated increase in internet usage in the foreseeable future, management plans to implement an internet strategy in the 1999 fiscal year, subject to the Company's ability to raise additional capital. The Company intends to attempt to capitalize on what management views as the Company's market niche and create an online community destination with portal functions. As a vertical niche portal, the Company intends to provide an easy use comprehensive destination web site that caters to its niche demographic market. Detour online will be the first step taken by the Company to achieve the goal of establishing a brand synonymous with the "hip" and trendsetting population. The revenue model for the web site will be a combination of advertising, e-commerce and direct marketing. Management believes that its existing current relationship with the Magazine's advertisers provides the Company with an advantage over other start-up web companies.

         In order to successfully implement this strategy and accomplish its goal, management believes that it will be necessary for the Company to raise up to $2.1 million in additional capital. These funds are expected to be utilized for the web site development, marketing and operating costs and for additional personnel.

THE MAGAZINE

         Detour is an internationally distributed magazine which focuses on fashion and entertainment. Detour is mostly known for its strong editorial focus and its presentation of cutting-edge trends in fashion and entertainment. It is published ten times a year, with two double issues per year.

         The Magazine has been approximately 164 pages in length, comprised of approximately 60 to 70 pages of advertising. The balance of the Magazine focuses on pictorials, interviews and editorials. The proportion has been weighted in favor of editorial content, which management believes has been responsible in great part for the critical acclaim that the Magazine has received.

         During the fiscal year ended December 31, 1998, the cover page of the Magazine had various media personalities including Drew Barrymore, Nev Campell, Milla Joyovich, Vince Vaughn, Anne Hecht, Salma Hayek, Renee Zellwiger, Elizabeth Hurley, Keri Russell and Kate Hudson. Detour often features a media personality well before they reach the level of conventional acceptance which typifies its competition. This in part accounts for Detour's image as a "cutting-edge" Magazine featuring tomorrow's personalities and today's trends.

         Editorial articles follow the same focus, often providing insight into and publicity for personalities of film, television, theater, music, books, and art, who have not yet received deserved recognition by other magazines and media. The Magazine prides itself on some of the most talked about and respected photo journalism and editorials in the industry.

         Management expects that the Magazine will continue to be published 10 times a year during fiscal year 1999 and the content of its highly acclaimed format will not change drastically beyond editorial changes necessary to broaden the Magazine's appeal within the target readership.

     In December 1998, Barbara Zawlocki was named Publisher of Detour. Based upon her prior service record and sales expertise, management expects advertising sales to increase. See "Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons - Key Employees."

Advertising

         Management believes that Detour has established a strong national advertising base. During the fiscal year ended December 31, 1998, these advertising customers have included and presently include advertisers such as Absolute Vodka, Bottega Veneta, Bombay Sapphire, Calvin Klein, Kamel, Camel, Cartier, Diesel Jeans, Donna Karan, Gucci, Prada, Polo, Dolce & Gabbana, Emporio Armani, GAP, Guess Jeans, Levi's, Louis-Boston, L'Oreal, Mossimo, Marlboro, Polygram Films, Sky Vodka, Sony Music, Stussy, MGM/United Artists, Universal, Varda Versace, Winston and dozens of other major advertisers.

         The Magazine has had well over 85 advertisers. Advertising revenues accounted for approximately 80% of the total revenue of the Magazine. In the fiscal year ended December 31, 1998, Detour's largest advertiser accounted for approximately 7% of the Magazine's total advertising revenues and the top six accounts represented approximately 28% of total advertising revenues. Detour has been successful in obtaining major new advertisers and in increasing the number of ad pages from key clients.

Circulation

     The Magazine has been distributed by Rider Circulation Services, Inc. ("RCS"). Under its contract with RCS, Detour also uses the international distributing services of the Curtis Circulation Company ("Curtis"). Curtis is a leading international distributor, allowing for large scale distribution of Detour.

         In January 1998, the new management team added a prominent newsstand consultant to expand the Magazine's newsstand sales. The consultant coordinates a marketing plan between the publisher and the national distributor. It is hoped and expected that this will bring new retail display opportunities to Detour, but there can be no assurances that this will occur. While no assurances can be provided, continued investment in point of sales programs in airports, bus and train terminals and metro newsstands should not only increase newsstand sales, but should give the advertisers more visibility.

         In addition, the national distributor will perform major distribution assignments in attempts to increase circulation and sales efficiency of the Magazine. The assignments should result in matching its major competitors in the number of copies and locations of Detour as well as put more copies of Detour in higher potential retailers.

         During the fiscal year ended December 31, 1998, management continued its attempts to make subscriptions profitable. It eliminated agency subscriptions, no bill me options and increased the annual subscription price to $18.99.

Readership Profile

         The Magazine's reputation as a cutting-edge fashion and entertainment magazine has translated into a readership profile comprised of the most attractive audience for advertisers. Detour's readers average 29 years of age, with average incomes of $75,000+ per year, most are professional, over 60% are single, and 74% percent have obtained college or postgraduate degrees. The average reader of Detour spends over $15,000 per year on clothing and dines out
2.6 times per week.

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

Employees

         The Company presently has sixteen (16) full time employees, including its President, Edward T. Stein, its Corporate Secretary, Barry Ross, its Vice President, Lorraine Rasmussen, its Editor-in- Chief, Steven Garbarino, and its Publisher, Barbara Zawlocki. See "Part III, Item 9," below. The Company employs two accounting persons, two administrative personnel, three persons in the advertising department and nine in the editorial department. The number of employees decreased from 24 employees in fiscal 1997 as a result of cost cutting measures undertaken by management. Further, the Company employs additional persons on an "as needed" basis, depending upon the number of projects in which the Company is involved. Many of these persons are retained on a contractor basis. Management believes that its relationship with its employees is satisfactory. No employee is a member of any union.

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

Trademarks

         The Company has been issued a federal registration of the trademark Detour with the United States Patent and Trademark Office, Washington, D.C. and the application has been assigned a filing date of September 2, 1997, Serial No. 75-350798.

Government Regulations

         The   Company  is  not  subject  to  any   extraordinary   governmental
regulations relating to its business.

ITEM 2.  DESCRIPTION OF PROPERTY

         Facilities. The Company's principal place of business consists of approximately 4,180 square feet of advertising and executive office space at 7060 Hollywood Blvd., Suite 1150, Los Angeles, California, for which it pays rent of $6,270 per month, which space is subject to a three year lease which commenced December 1, 1998. This lease contains cost of living increases. In addition, the Company presently leases approximately 2,200 square feet of executive office space at 34 West 22nd. St., 3rd

Floor, New York, New York, at a rental fee of $2,993 per month through January 31, 2001 and escalating to $3,140 per month from February 1, 2000 through January 31, 2001, the termination date of the lease. It is anticipated that the Company's present premises will be adequate to meet the Company's needs for the foreseeable future.

         The Company's telephone number is (213) 469-9444 and facsimile number is (213) 469-5941.

         Other Property. The Company has no properties and at this time has no other agreements to acquire any properties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were presented to the Company's shareholders during the last three months of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

         (a) Market Information. The Company's common stock was approved for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers on December 9, 1997. Prior to that date none of the Company's securities were traded. The initial price of the Company's common stock was $1.00 bid, $1.50 asked. Below are the reported high and low bid prices for the Company's common stock since trading commenced. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                                                        Bid Price
         Date                                        High       Low
         ----                                        ----       ---

         December 31, 1997                           $1.00     $1.50

         March 31, 1998                              $5.13     $2.50
         June 30, 1998                               $3.69     $1.13
         September 30, 1998                          $1.25     $0.31
         December 31, 1998                           $0.63     $0.19

         The Company's market makers for its securities are Paragon Securities, Knight Securities and Hill Thompson Securities. As of April 15, 1999, the Company's common stock was trading at $0.35 bid, $0.38 asked.

         (b) Holders. There are seventy-three (73) holders of the Company's Common Stock, not including those holders who hold their shares in "street name."

         (c) Dividends. In December 1997 the Company's Board of Directors authorized a forward split of the Company's issued and outstanding common stock, whereby one additional share was issued in exchange for every share of common stock then issued and outstanding. The Company has not paid any other dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 1999.

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

OVERVIEW

         Detour Magazine, Inc., f/k/a Ichi-Bon Investment Corporation (the "Company"), was incorporated under the laws of the State of Colorado on May 18, 1990. On June 6, 1997, pursuant to the terms of an Agreement and Plan of
Reorganization, the Company acquired all of the issued and outstanding securities of Detour, Inc., a California corporation, in exchange for 4,500,000 "restricted" common shares of the Company (pre forward split). The Company was the surviving entity. As part of the terms of the aforesaid transaction, the Company amended its Articles of Incorporation, changing its name to its present name.

         Detour Magazine, Inc. is engaged in publishing of a monthly magazine entitled Detour, which includes advertisements and articles relating to fashion, contemporary music and entertainment and social issues. Management describes the magazine as an "urban, avant-garde" publication. It derives approximately 80% of its revenues from advertising, with the balance from circulation. The Company maintains offices in both Los Angeles and New York City.

         The Magazine is been published monthly, with the exception of the issues for December/January and June/July, for which one issue is published. The Magazine has been, in general, approximately 164 pages in length, comprised of about 60 to 70 pages of advertising, with the balance in editorial pages.
         The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the fiscal years ended December 31, 1998 and 1997.

RESULTS OF OPERATIONS

         Comparison of Results of Operations for the fiscal years ended December 31, 1998 and 1997.

         In the fiscal year ended December 31, 1997, the Company's revenues were $3,938,828, compared to revenues of $4,177,833, an increase of $239,005 (6.1%).
Management   believes   that  this  increase  was   attributable   to  increased
subscriptions and miscellaneous revenues. Costs of sales were $2,834,621 in 1998, compared to $2,063,615 for the similar period in 1997, an increase of $771,006 (37.4%). This was due primarily to the increase in print orders of the Company's magazine (number of copies printed), caused by management's efforts to expand circulation, which resulted in increased printing, paper and distribution costs as a factor of such expansion. Management anticipated these costs in the Company's budget, as the Company was engaged in a program to increase circulation and visibility of the Magazine in order to attempt to increase future revenues and profits. It was then current management's belief that the increased costs associated with various promotions would result in greater circulation, visibility and market share in the future, provided that the Company was able to obtain additional financing in the future. However, during the fiscal year ended December 31, 1998, this campaign was abandoned by management as a result of the Company's inability to generate additional equity capital, as well as a perceived belief by current management that the campaign was not working. Management has decided that its attempt to increase circulation of the Magazine by printing additional copies will not continue in the future. Rather, as a result of management's attempt to stem losses, the Magazine's print orders and book size are expected to decrease in the immediate future, by reducing the amount of editorial content while attempting to maintain the increased revenues derived by the Company from its current advertising.

         Selling, general and administrative expenses were $3,187,932 for the fiscal year ended December 31, 1997, compared to $4,229,529 for the similar period in 1998, an increase of $1,041,597 (32.7%). This increase was attributable to numerous factors, including the retention of a new President, John Evans, who assumed his duties on August 1, 1997 and subsequently resigned his positions as President and a director in December 1998, the execution of a consulting agreement and fees payable thereon, also which took place on August 1, 1997, increased newsstand and subscription promotional costs and increase commissions payable due to the increase advertising revenues. The Company's sales advertising staff is paid on a commission basis. The Company also incurred interest expense of $335,498 during the fiscal year ended December 31, 1998, compared to interest expense of $181,549 during the fiscal year ended December 31, 1997, as a result of increased debt taken on by the

Company during the 1998 fiscal year during the Company's unsuccessful attempt to increase circulation of the Magazine.

         As a result, the Company generated a net loss of $(3,240,204) for the fiscal year ended December 31, 1998 ($.21 per share), compared to a net loss of $(1,494,268) ($.15 per share) for the fiscal year ended December 31, 1997, an increase of $(1,745,936) (116.8%).

LIQUIDITY AND CAPITAL RESOURCES

         At the fiscal year ended December 31, 1998, the Company had $139,459 in cash. Accounts receivable decreased to $81,796 from $399,580 for the similar period in 1997, a decrease of $317,784 (79.5%), which management attributes to the elimination of subscription promotional programs, higher advertiser collections and lower amounts due from the newsstand national distributor due to renegotiated terms of the applicable contract.

         In August 1998, the Company obtained a new loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, Washington, D.C.. to be used for general working capital. This loan bears interest at the rate of 18% per annum and was due December 19, 1998, including a one time extension fee paid to this lender of $5,500. In December 1998, the Company repaid $27,500 of the principal balance. As of the date of this report, this loan is in default but the Company is in communication with this lender and they are working out a proposed repayment plan. As of the date of this report, no definitive agreement has been reached. The loan provides for an exit fee equal to 3% of the loan ($16,500). Management is currently reviewing its options regarding this obligation, including seeking out other long term lenders. However, no assurances can be provided that such other arrangements will be made to insure that the Company does not enter into a default of this obligation.

         The Company has two other outstanding notes payable to non-affiliates, including one note with an outstanding balance of $100,500, which accrues interest at the prime rate, plus 2% per annum and is due on demand and which is currently in default. This obligation is part of the liabilities assumed by the Company in the Milton Magazine acquisition. See "Part I, Item 1, Description of Business." As of the date of this report, management is in discussions with the note holder to resolve this obligation, but no definitive arrangement has been reached and there can be no assurances that an agreement will be reached in the future. The second note in the amount of $139,951 is due July 15, 1999 and accrues interest at the rate of 12% per annum.

         In 1995, the majority stockholder of the Company loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. The note holder agreed to subordinate this security position relevant to the Company's accounts receivable. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder. This note is secured by substantially all of the assets of the Company, but is subordinated to the Company's factoring arrangement. See below for a description of this factoring agreement. As of December 31, 1998, the outstanding balance owed on this obligation totalled $932,313.

         The Company also owes Edward T. Stein, principal shareholder and an officer and director of the Company, the principal amount of $1,987,823, which accrues interest at the rate of 12% per annum and is due upon demand. It is not anticipated that Mr. Stein will tender demand for repayment of this obligation in the foreseeable future.

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

         Management recognizes that, in order to allow the Company to commence profitable operations, it will be necessary for the Company to raise additional equity capital of between $2-3 million. In this regard, management has had numerous discussions with potential investors, but as of the date of this report, no definitive arrangement has been reached with any party who has agreed to inject such capital into the business. Failure to obtain additional equity capital into the Company will force management to reduce editorial expense, which may affect the quality of the Magazine. Alternatively, management may also reduce the number of copies printed, which will result in a reduction in newsstand and advertising revenue. If these methods are not successful, it is doubtful that the Company will be able to survive and the Company will be forced to liquidate.

TRENDS

         Management believes that the Company will continue to operate the Company's business at a loss for the next year or two, but is cautiously optimistic that the Company will begin generating profits from its operations beginning in the 2000 fiscal year, provided that additional capital is invested in the Company. This will occur as a result of cost cutting measures which have been adopted by management and anticipation of increased circulation of and advertising in the Company's magazine and corresponding revenues therefrom. Management has reduced its staff and moved to smaller offices. In addition, all operating expenses are being reduced. Relevant thereto, a new printing contract with R.R. Donnelly & Sons, Inc. was signed in November 1998, further reducing costs of sales. However, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

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

ITEM 7.  FINANCIAL STATEMENTS

                      DETOUR MAGAZINE, INC.


                      FINANCIAL STATEMENTS


          For the Years Ended December 31, 1998 and 1997

                      DETOUR MAGAZINE, INC.


                            CONTENTS



                                                             Page
                                                             ----


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              1

FINANCIAL STATEMENTS

  Balance Sheet                                               2-3
  Statements of Operations                                      4
  Statements of Changes in Accumulated Deficit                  5
  Statements of Cash Flows                                    6-7


NOTES TO FINANCIAL STATEMENTS                                8-16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors of
Detour Magazine, Inc.

We have audited the accompanying balance sheet of Detour Magazine, Inc. as of December 31, 1998, and the related statements of operations, accumulated deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Detour Magazine, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in Note 11 to the financial statements, the Company incurred a net loss of $3,240,204 for the year ended December 31, 1998 and, as of that date, had a working capital deficiency of $5,634,566 and a stockholders' deficiency of $5,266,695. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Woodbury, New York

March 19, 1999, except for Note 12, which is dated April 14, 1999



                      DETOUR MAGAZINE, INC

                         BALANCE SHEET

                        December 31, 1998


                             ASSETS
                             ------





CURRENT ASSETS
 Cash                                                   $139,459
 Accounts receivable, less allowance for
  doubtful accounts of $58,500                            81,796
 Prepaid expenses and other current
  assets                                                 147,384
                                                        --------

     Total Current Assets                               $368,639
                                                        --------

PROPERTY AND EQUIPMENT, net                               90,801
                                                        --------

OTHER ASSETS
  Intangible assets                                      261,290
  Security deposits                                       15,510
                                                        --------

     Total Other Assets                                  276,800
                                                        --------


     TOTAL ASSETS                                       $736,240
                                                        ========






         The accompanying notes are an integral part of these financial statements.

                      DETOUR MAGAZINE, INC.

                         BALANCE SHEET

                        December 31, 1998


             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
             ----------------------------------------



CURRENT LIABILITIES
 Accounts payable and accrued expenses                $1,684,567
 Unexpired subscriptions                                 138,831
 Notes payable                                           762,951
 Due to stockholder                                    1,987,823
 Note payable, stockholder                               932,313
 Interest payable                                        496,450
                                                      ----------

     Total Current Liabilities                         6,002,935
                                                      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.01 par value,
 10,000,000 shares authorized, none
 issued and outstanding                                      -0-
Common stock, $.001 par value, 25,000,000
 shares authorized, 15,586,669 shares
 issued and outstanding                                   15,587
Additional paid-in capital                             1,664,841
Accumulated deficit                                   (6,947,123)
                                                      ----------

     TOTAL STOCKHOLDERS' DEFICIENCY                   (5,266,695)
                                                      ----------

     TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIENCY                    $  736,240
                                                      ==========

         The accompanying notes are an integral part of these financial statements.

                      DETOUR MAGAZINE, INC.

                    STATEMENTS OF OPERATIONS

         For the Years Ended December 31, 1998 and 1997





                                         1998            1997
                                     -----------     -----------

SALES                                $ 4,177,833     $ 3,938,828


COSTS OF SALES                         2,834,621       2,063,615
                                     -----------     -----------

     GROSS PROFIT                      1,343,212       1,875,213


SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                              4,229,529       3,187,932
                                     -----------     -----------

     OPERATING LOSS                   (2,886,317)     (1,312,719)
                                     -----------     -----------
OTHER EXPENSES
  Interest expense                      (335,498)       (181,549)
  Loss on disposal of assets             (18,389)              0
                                     -----------     -----------

     TOTAL OTHER EXPENSES               (353,887)       (181,549)
                                     -----------     -----------

     NET LOSS                        $(3,240,204)    $(1,494,268)
                                     ===========     ===========

LOSS PER SHARE OF COMMON STOCK
 Basic and Diluted                        $(0.21)         $(0.15)
                                     ===========     ===========
WEIGHTED AVERAGE COMMON STOCK
 OUTSTANDING                          15,133,057      10,015,389
                                     ===========     ===========


         The accompanying notes are an integral part of these financial statements.

                           DETOUR MAGAZINE, INC.

                STATEMENTS OF CHANGES OF ACCUMULATED DEFICIT

               For the Years Ended December 31, 1998 and 1997






                                                     Additional
                                   Common Stock       Paid-in   Accumulated
                                  Share    Amount     Capital     Deficit       Total
                               ----------  -------  ----------  -----------  -----------

Balance - January 1, 1997       9,330,760  $ 9,331  $  777,696  $(2,212,651) $(1,425,624)

Recapitalization resulting
 from merger                   (4,330,760)  (4,331)         47            -       (4,284)

Stock split                     5,000,000    5,000      (5,000)           -            0

Issuance of common stock          369,336      369     262,325            -      262,694

Net Loss                                -        -           -   (1,494,268)  (1,494,268)
                               ----------  -------  ----------  -----------  -----------
Balance - December 31, 1997    10,369,336   10,369   1,035,068   (3,706,919)  (2,661,482)

Issuance of common stock          817,333      818     612,182                   613,000

Options exercised               4,400,000    4,400      17,591                    21,991

Net Loss                                -        -           -   (3,240,204)  (3,240,204)
                               ----------  -------  ----------  -----------  -----------
Balance - December 31, 1998    15,586,669  $15,587  $1,664,841  $(6,947,123) $(5,266,695)
                               ==========  =======  ==========  ===========  ===========














         The accompanying notes are an integral part of these financial statements.

                      DETOUR MAGAZINE, INC.

                    STATEMENTS OF CASH FLOWS

          For the Years Ended December 31, 1998 and 1997

                                                     1998           1997
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $(3,240,204)   $(1,494,268)
 Adjustments to reconcile net loss to
  Net cash used in operating activities:
    Depreciation and amortization                     92,536         35,640
    Loss on disposal of property and equipment        18,389              0
    Changes in allowance for doubtful
     accounts                                        (48,730)        77,230
    (Decrease) increase in accounts
     receivable                                      366,514       (302,731)
    Increase in prepaid expenses
     and other current assets                        (86,305)       (24,301)
    (Increase) decrease in security deposits          (1,760)         5,770
    Increase in accounts payable and
     accrued expenses                                774,446        484,359
    (Decrease) increase in unexpired
     subscriptions                                   (53,226)       166,393
    Increase in interest payable                     252,619        164,584
                                                 -----------    -----------
     TOTAL ADJUSTMENTS                             1,314,483        606,944
                                                 -----------    -----------
     NET CASH USED IN OPERATING ACTIVITIES        (1,925,721)      (887,324)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                 (25,708)       (19,346)
 Purchases of intangible assets                      (85,706)             0
 Collection from officer, net                              0         52,241
                                                 -----------    -----------
     NET CASH (USED IN) PROVIDED BY INVESTING
      ACTIVITIES                                    (111,414)        32,895
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable                         550,000        122,000
 Principal repayments of note payable,
  stockholder                                       (406,164)             0
 Advances from stockholder, net                    1,386,678        503,886
 Net proceeds from issuance of common
  stock                                              634,991        262,694
                                                 -----------    -----------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                 $ 2,165,505    $   888,580
                                                 -----------    -----------



         The accompanying notes are an integral part of these financial statements.
                               -6-






                              DETOUR MAGAZINE, INC.

                       STATEMENTS OF CASH FLOWS, Continued

                 For the Years Ended December 31, 1998 and 1997



                                                     1998           1997
                                                 -----------    -----------

     NET INCREASE IN CASH                        $   128,370    $    34,151


CASH (OVERDRAFT) - Beginning                          11,089        (23,062)
                                                 -----------    -----------

CASH - Ending                                    $   139,459    $    11,089
                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

    Interest                                     $    82,879    $    16,965
    Taxes                                        $       800    $     1,100


Non cash investing and financing activities:

     During 1998, the Company purchased certain intangible assets by assuming debt in the amount of $227,842.

     During 1998, the Company disposed of certain assets in which the book value of the assets were credited against due to stockholder in the amount of $8,831.

     During 1998, the Company converted accounts payable in the amount of $139,951 to a promissory note.

     During 1997, the Company converted accounts payable in the amount of $105,000 to a promissory note.





         The accompanying notes are an integral part of these financial statements.

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

     Nature of Business
     Detour Magazine, Inc., formerly known as Ichi-Bon Investment Corporation (the "Company"), was incorporated under the laws of the State of Colorado on May 18, 1990. The Company is in the business of publishing an international fashion and entertainment magazine. The Company derives its revenue primarily from advertising, with the balance from circulation. The Company maintains office locations in Los Angeles and New York City.


     Business Combination
     On June 6, 1997, pursuant to terms of an Agreement and Plan of Reorganization, the Company acquired all of the issued and outstanding securities of Detour, Inc., a California corporation, in exchange for 4,500,000 "restricted" common shares of the Company. As a result, the Company was the surviving entity. This transaction was accounted for as a reverse acquisition whereby Detour, Inc. was the acquirer for accounting purposes. The historical financial statements prior to June 6, 1997 are those of Detour, Inc. As part of the terms of this transaction, the Company amended its Articles of Incorporation, changing its name to Detour Magazine, Inc.


     Property and Equipment
     Property and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.


     Depreciation and Amortization
     Depreciation is provided for on the straight-line and accelerated methods over the estimated useful lives of the related assets. The cost of the leasehold improvements is amortized over the lesser of the estimated useful lives of the assets or the length of the related leases.





                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies, continued

     Comprehensive Income

     during the year ended December 31, 1998, the Company adopted FASB Statement no. 130 ("SFAS") "Reporting Comprehensive Income." SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The adoption of SFAS 130 and related required disclosures were not considered material to the financial statements and no separate disclosures have been presented.

     Advertising Costs
     Advertising costs are expensed as incurred.


     Revenue Recognition
     Advertising revenue is recognized upon the issuance of the magazine. Subscription revenue is recognized on a monthly basis over the life of the individual subscriptions. Unexpired subscriptions represent unearned subscription revenue.


     Cash
     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 1998.


     Income Taxes
     Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.





                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies, continued

     Net Earnings per Share
     During the year ended December 31, 1997, the Company adopted the provision of statements of accounting standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. Common stock equivalents have been excluded from the weighted-average shares for 1998 and 1997, as inclusion is anti-dilutive.

     Stock-Based Compensation
     In October 1995, Financial Accounting Standards Board issued Statements of Financial Accounting Standards. No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its employee stock options in accordance with the provision of APB 25. Had the Company elected to recognize compensation costs based on the fair value of the options at the date of grant as prescribed by SFAS No. 123, there would be no material effect from that recognized under APB 25 for the year ended December 31, 1998.

     Reclassifications
     Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.





                      DETOUR MAGAZINE, INC.
                  NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies, continued

     Use of Estimates in the Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments
     The Company's financial instruments include cash, accounts receivable and accounts payable and amounts due to stockholders. Due to the short-term nature of these instruments, the fair value of these instruments approximate their recorded value.

NOTE 2 - Accounts Receivable

     In October 1997, the Company amended its factoring agreement for the majority of the Company's accounts receivable with a finance company. The receivables are purchased at a discount between 2.5% and 9% on a preapproved basis. The majority of the factoring provided by the finance company is on a non-recourse basis. The Company's obligation to the finance company is secured by substantially all of the Company's assets. At December 31, 1998, there was no amounts due from the finance company.

NOTE 3- Property and Equipment

     Property and equipment at December 31, 1998 consists of the following:
                                                      Estimated
                                  Amount            Useful Lives
                                 --------           ------------
     Office equipment            $148,008             5-7 years
     Furniture and fixtures        63,666             5-7 years
     Automobiles                    9,500               5 years
                                 --------
                                  221,174
                                 --------
     Less:  Accumulated
            Depreciation
            and amortization      130,373
                                 --------
          Property and
           Equipment, net        $ 90,801
                                 ========
     Depreciation and amortization expense for the years then ended December 31, 1998 and 1997 $40,278 and $35,640, respectively.

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Intangible Assets

     In February 1998, the Company entered into an agreement to purchase certain intangible assets and assumed certain liabilities from Berle-Moll Enterprises, Inc. ("Berle") for a purchase price of $295,842. The Company paid $68,000 in cash, issued a note payable on behalf of Berle in the amount of $107,164 and assumed certain liabilities in the amount of $120,678. At December 31, 1998, the Company was in default of the note payable (see Note 5). The acquisition was accounted for using the purchase method and the purchase price was allocated to assets acquired and liabilities assumed based on the fair value of the net assets on the date of the acquisition. The acquisition carries a contingent clause whereby in the event that the Company ceases to publish the acquired magazine, promptly upon demand by Berle, the Company shall take all action necessary to transfer the acquired magazine trademarks to Berle. The acquired intangible assets are being amortized on a straight-line method over five years. Amortization expense for the years ended December 31, 1998 and 1997 was $52,258 and $-0-, respectively.

NOTE 5 - Notes Payable

     Notes payable at December 31, 1998 consists of the following:


      Note payable, due in March 1999, bears
      interest at 18% payable monthly.  The
      note is personally guaranteed by the
      Company's majority stockholder.  (See
      Note 12.)                                        $522,500

      Note payable, principal and unpaid
      interest is due on July 15, 1999, bears
      interest at 12%.                                  139,951

      Note payable, principal and unpaid
      interest is due in Twenty-four equal
      monthly installments which bears $45,000
      interest at prime rate plus 2%.  The
      Company is currently in default                   100,500
                                                       --------

          Total Notes Payable                          $762,951
                                                       ========

NOTE 6 - Due to Stockholder

         This balance represents advances from Mr. Stein, (the "majority stockholder") of the Company, which bears interest at 12% per annum calculated on the average monthly outstanding balance and is payable on demand.
                              -12-

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Note Payable, Stockholder

     The majority stockholder of the Company advanced funds in the amount of $932,313 to the Company during 1995. This amount was converted to a demand note (the "Note") subsequently, bearing interest at 12% per annum calculated on the average monthly outstanding balance. On August 14, 1996, this Note was assigned by the majority stockholder to another stockholder, JCM Capital Corp. The Note is secured by substantially all the assets of the Company and is subordinated to the Company's factoring agreement with a finance company (see Note 2). At December 31, 1998 $932,313 is outstanding under this Note.


NOTE 8 - Income Taxes

     The Company recognizes deferred tax assets for the future tax effect of net operating loss carryforwards. A valuation allowance is provided if it is unlikely that some portion or all of the deferred tax assets will not be realized. Management concluded a valuation allowance was appropriate at December 31, 1998 due to operating losses incurred. The need for a valuation allowance is evaluated periodically by management.

     The components of deferred tax assets at December 31, 1998 are as follows:

       Federal                                $2,101,430
       State                                     826,576
                                              ----------
          Total Deferred Tax Assets            2,928,006

     Less:  Valuation Allowances               2,928,006
                                              ----------
          Deferred Tax Asset, Net of
           Valuation Allowances               $        0
                                              ==========

     Operating  loss  carryforwards,  which  may  provide  future  tax  benefits
     approximate   $6,926,922  at  December  31,  1998.   The   operating   loss
     carryforwards expire through 2018.






                              -13-

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 9 - Commitments and Contingencies

     Leasing Arrangements
     The Company conducts its operations from two facilities that are leased under two separate three year noncancelable operating leases expiring in November 2001 and January 2001, respectively. The Company is required to pay its proportionate share of utilities and real estate taxes at one of its locations.

     Certain operating leases provide renewable options at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

     Rent expense for the years ended December 31, 1998 and 1997 was $134,884 and $105,837, respectively.

     Minimum future rental payments under noncancelable operating leases as of December 31, 1998 in the aggregate are as follows:

                Year Ending
                December 31,           Amount
                ------------          --------
                    1999              $111,008
                    2000               112,796
                    2001                72,112
                                      --------
                      Total           $295,916
                                      ========

     Employment Agreement
     On August 19, 1997, the Company entered into two year employment agreement with the president of the Company. The agreement was terminated upon the resignation of the president in December 1998. The amount paid under this employment agreement for the year ended December 31, 1998 was $105,000.

     Consulting Agreement
     On August 19, 1997, the Company entered into a two year noncancelable consulting agreement with an entity owned by the president and an officer of the Company. The agreement was terminated upon the resignation of the president in December 1998. The amount paid under this consulting agreement for the year ended December 31, 1998 was $105,078.

     Litigation
     The Company is party to litigation in the normal course of business, which in the opinion of management the outcome of such litigation will not have a material impact on the Company's financial statements.

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 10 - Common Stock

     Stock Split
     In December 1997, the Company undertook a forward stock split, whereby each share of common stock then issued and outstanding was provided with a one share stock dividend.

     Stock Raise
     In November 1997, the Company commenced a private offering of its common stock, wherein it proposed to sell up to 4,700,000 shares of common stock at a price of $0.75 per share post stock split (See above). As of December 31, 1998, in the aggregate, the net proceeds received from the private offering in connection with the sale of 1,186,669 shares of common stock was $875,694, which was net of expenses of $14,308.

     Exercise of Options
     In December 1997, the Company adopted a nonqualified stock option plan which reserved 2,200,000 shares of common stock that may be granted to key employees, consultants, representatives, officers and directors. The option price per share will be determined by the Board of Directors at the time any option is granted.

     In December 1997, the Company granted options to purchase 2,200,000 common stock shares at $0.01 per share prior to the stock split (See above).

     In 1998, options to purchase 4,400,000 shares of common stock were exercised resulting in net proceeds to the Company in the amount of $21,991.


NOTE 11 - Going Concern Uncertainty

     As shown in the accompanying financial statements, the Company incurred a net loss of $3,240,204 during the year ended December 31, 1998. As of December 31, 1998, the Company's current liabilities exceeded its current assets by $5,634,296 and its total liabilities exceeded its total assets by $5,266,695. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company plans to decrease publishing operations and reduce selling, general and administrative expenses. The Company also plans to raise additional capital through a private placement offering. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 12 - Subsequent Event

     In March 1999, the Company was unable to meet its obligation and defaulted on the note payable which is personally guaranteed by the Company's majority stockholder. At December 31, 1998 the amount of the note payable was $522,500. (See Note 5) The Company is currently in negotiations to refinance this obligation.












































                                      -16-

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

         The Directors and Officers of the Company as of the date of this report are as follows:

Name                       Age          Position
----------------           ---          -------------------------

Edward T. Stein             47          Chairman of Board,
                                        President & Director

Barry Ross                  46          Chief Financial Officer,
                                        Corporate Secretary and
                                        Director

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

         (b) Resumes:

         Edward T. Stein is presently Chairman of the Board and a Director of Detour, a position he has held since January 1995. In addition, in November 1998, Mr. Stein assumed the position of President of the Company. Since 1986, he has also been President of Edward T. Stein Associates, Ltd., a privately held financial services firm engaged in money management, insurance and financial planning located in Melville, New York, and Prima Capital Management Corp., an affiliated company. Mr. Stein obtained a Bachelor of Science degree from Rider University, where he majored in finance. He devotes approximately 80 hours per month to the business of Detour.

         Barry Ross is Chief Financial Officer, Corporate Secretary and a Director of the Company, positions he assumed in August 1997. Mr. Ross has over two decades of experience with some of the world's largest publishers and has served in key positions for Charter Publishing, General Media, Kaching Publications and the New York Times Women's Group. From May through October 1997, Mr. Ross was a Vice President and Controller for Sullivan Media Corp., New York City, a company engaged as direct response subscription agents. From July 1993 through May , Mr. Ross was the Manager of Newstand Operations of NYT Women's Group, G&J Publishing, New York, New York, a national publishing company. From March 1993 through July 1993, he was unemployed. From August 1991 through March 1993, he was the Controller of Kachina Publications, New York City, a publishing company. Mr. Ross received a Bachelor of Science degree in accounting from SUNY at Plattsburgh in 1974. He devotes substantially all of his time to the business of the Company.

KEY EMPLOYEES

         Steven Garbarino is currently the Editor-in-Chief of Detour Magazine, a position he assumed in September, 1998. Prior, from April 1996 through September 1998, Mr. Garbarino was the Sunday features editor and book editor at The New York Post. From February 1994 through April 1996, Mr. Garbarino was Editor-in-Chief at Manhattan File Magazine, New York City. Mr. Garbarino obtained a Bachelor of Arts degree in english and creative writing from the University of South Florida, Tampa, Florida in 1982. He devotes substantially all of his time to the business of the Company.

         Barbara Zawlocki was appointed as Publisher of Detour Magazine in December 1998. Prior, since 1993 Ms. Zawlocki was employed by the Company, including positions of Group Advertising Director, Associate Publisher and Advertising Director. Prior to joining the Company, Ms. Zawlocki had approximately 13 years experience in the magazine publishing industry. Ms. Zawlocki received a Bachelor of Arts degree in marketing from New York University in 1980. She devotes substantially all of her time to the business of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

         The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1998 and 1997 of the then chief executive officer of the Company.


                           SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                  Other               Under-             All
Name                              Annual  Restricted  lying             Other
and                               Compen-   Stock    Options/   LTIP   Compen-
Principal         Salary   Bonus  sation   Award(s)    SARs    Payouts  sation
Position    Year   ($)      ($)    ($)      ($)        (#)       ($)     ($)
----------  ----  -------  -----  -------  --------  -------  -------   ------
John Evans,
President & 1997  $ 60,000     0        0         0        0        0        0
Director(1) 1998   105,000     0  105,078         0        0        0    7,300

Edward T.
Stein,
President &
Director    1998  $      0     0        0         0        0        0        0
-------------------------

(1) Mr. Evans resigned his position as President of the Company effective December 1998. On that date, Mr. Stein assumed the position as President. The information provided herein discloses the compensation received by Mr. Evans for the periods indicated.


         It is anticipated that Messrs. Ross and Steven Garbarino will be the only employees of the Company who may receive compensation exceeding $100,000 during the fiscal year ending December 31, 1999.
See "Resumes," above.

         The Company maintains a policy whereby the officers and directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company reimbursed Messrs. Evans, Ross and Stein, each of whom is or was a director of the Company, in the amounts of $54,936, $30,661 and $113,884, respectively, for such expenses during the fiscal year ended December 31, 1998.

         In August 1997, the Company entered into a two (2) year employment agreement with John Evans, former President of the Company. Annual compensation under this contract provided for the Company to pay Mr. Evans an annual salary of $120,000. In addition, the Company provided Mr. Evans a leased automobile. The agreement also provided for a performance bonus to be paid to Mr. Evans once the Company generates profits from operations. However, Mr. Evans resigned his position with the Company in December 1998. At that time, the Company and Mr. Evans executed a mutual release wherein the applicable parties waived any and all claims each may have against the other.

         Also in August 1997, the Company entered into a two (2) year consulting agreement with Canterbury Consulting, Inc., of which Mr. Evans is that company's principal. Pursuant to the terms of the agreement, the Company agreed to pay to Canterbury $5,000 per month for the initial six month term, increasing to $11,667 in the second six months and further increasing to annual consideration of $100,000 in the last year of the agreement. However, this agreement was also terminated and mutual releases signed in December 1998.

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

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner(1)              Ownership          Class
 -----           --------              ---------          -----


Common      Edward T. Stein(2)         7,512,442          48.2%
            201 N. Service Rd.
            Suite 100
            Melville, NY 11747

Common      All Officers and Directors
            as a Group (2 persons)     7,512,442          48.2%


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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Edward T. Stein, principal shareholder and an officer and director of the Company, has loaned the Company the principal amount of $1,987,823, which accrues interest at the rate of 12% per annum and is due upon demand. It is not anticipated that Mr. Stein will tender demand for this obligation in the foreseeable future.

         Also, in 1995, Mr. Stein loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. Mr. Stein subordinated this security position relevant to the Company's accounts receivable. In 1996, Mr. Stein assigned this Note to JCM Capital Corp., a minority stockholder. As of December 31, 1998, the outstanding balance owed on this obligation totalled $932,313.

     There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

         3.1*   Certificate and Articles of Incorporation

         3.2*   Bylaws

         3.3**  Articles of Merger

         EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed in April 1998 and is incorporated by reference herein.

(b)      Reports on Form 8-K

         In the last fiscal quarter of the fiscal year ended December 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1999.

                                         DETOUR MAGAZINE, INC.
                                         (Registrant)


                                         By:/s/ Edward T. Stein
                                           -----------------------------------
                                         Edward T. Stein, President


                                         By:/s/ Barry Ross
                                           -----------------------------------
                                         Barry Ross, Chief Financial
                                         Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1999.



                                         /s/ Edward T. Stein
                                         -----------------------------------
                                         Edward T. Stein, Director


                                         /s/ Barry Ross
                                         -----------------------------------
                                         Barry Ross, Director

                              Detour Magazine, Inc.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

EXHIBITS                                                                Page No.

Financial Data Schedule.....................................................43