Form 10KSB/A
period 1998-12-31
DETOUR MAGAZINE INC
filed 1999-04-26
CIK 935730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-KSB   /A1

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                 ---
                          (Continued on Following Page)

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

Editorial

         Editorial changes will not involve a major digression from the Magazine's current content. Management believes and in-house studies have indicated that the Magazine has found a strong following among a young, affluent, professional audience. Instead, management intends to broaden the Magazine's appeal within this target group. This will be accomplished through several carefully designed format and content changes, including the following:

         o        The Magazine will contain more  pictorials,  be a faster read.
                  The aim is to attract a wider audience in terms of fashion, entertainment, and widening the focus of the Magazine by putting in features and stories that will have a broader appeal to the target group.

         o The front of the Magazine will be redesigned to improve the readability of the Magazine. Information will be made more easily accessible. In addition, advertising franchise positions will be created for the advertisers. This will aid in the advertising sales effort by providing advertisers with value added to their normal advertising.

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

TRENDS

     Management believes that the Company will continue to operate the Company's business at a loss for the next year or two, but is cautiously optimistic that the Company will begin generating profits from its operations beginning in the 2000 fiscal year, provided that additional capital is invested in the Company. This
                                                                              15
will occur as a result of cost cutting measures which have been adopted by management and anticipation of increased circulation of and advertising in the Company's magazine and corresponding revenues therefrom. Management has reduced its staff and moved to smaller offices. In addition, all operating expenses are being reduced. Relevant thereto, a new printing contract with R.R. Donnelly & Sons, Inc. was signed in November 1998, further reducing costs of sales. However, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

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

The accompanying  financial  statements have been prepared  assuming the Company will continue as a going concern. As shown in Note 11 to the financial statements, the Company incurred a net loss of $3,240,204 for the year ended December 31, 1998 and, as of that date, had a working capital deficiency of
   $5,634,296 and a stockholders' deficiency of $5,266,695. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5 - Notes Payable

     Notes payable at December 31, 1998 consists of the following:


      Note payable        due in March 1999, bears
      interest at 18% payable monthly.  The
      note is personally guaranteed by the
      Company's majority stockholder.  (See
      Note 12.)                                        $522,500

      Note payable, principal and unpaid
      interest is due on July 15, 1999, bears
      interest at 12%.                                  139,951

      Note payable, principal and unpaid
      interest is due in Twenty-four equal
      monthly installments which bears
      interest at prime rate   ,     plus 2%.  The
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

                      DETOUR MAGAZINE, INC.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 12 - Subsequent Event

     In March 1999, the Company was unable to meet its obligation and defaulted on the note payable which is personally guaranteed by the Company's majority stockholder. At December 31, 1998, the amount of the note payable was $522,500. (See Note 5) The Company is currently in negotiations to refinance this obligation.












































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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26 , 1999.

                                          DETOUR MAGAZINE, INC.
                                          (Registrant)


                                          By:/s/ Edward T. Stein
                                             ----------------------------------
                                             Edward T. Stein, President


                                          By:/s/ Barry Ross
                                             ---------------------------------
                                             Barry Ross, Chief Financial
                                             Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities
indicated on April    26    , 1999.



                                          /s/ Edward T. Stein
                                          -----------------------------------
                                          Edward T. Stein, Director


                                          /s/ Barry Ross
                                          -----------------------------------
                                          Barry Ross, Director

                              Detour Magazine, Inc.

             EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB   /A1
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

EXHIBITS                                                                Page No.

Financial Data Schedule......................................................43