Form 10QSB
period 1999-03-31
DETOUR MAGAZINE INC
filed 1999-05-18
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 1999

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

                        7060 HOLLYWOOD BLVD., SUITE 1150
                             LOS ANGELES, CALIFORNIA
                    (Address of principal executive offices)

                                      90028
                                   (Zip Code)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1999, was 15,586,669 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the three month period ended March 31, 1999, are attached hereto.

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

         The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three month periods ended March 31, 1999 and 1998.

RESULTS OF OPERATIONS

         Comparison of Results of Operations for the Three Month
Periods Ended March 31, 1999 and 1998

         During the three month period ended March 31, 1999, the Company's revenues decreased, as it generated revenues of $973,368, compared to revenues of $1,410,867 for the similar period in 1998, a decrease of $437,499 (31.0%). This decrease in revenues was attributable to a decline in advertising and subscription revenues. Ad pages were down during the first quarter of fiscal year 1999; however, based upon current indications, ad pages are expected to increase during the second half of fiscal 1999. Subscriptions decreased due to the Company no longer accepting promotional and agency subscriptions. In the three month period ended March 31, 1999, costs of sales also decreased 29.3%, to $564,238, compared to $798,238 for the similar period in 1998, a decrease of $234,000. This was due primarily to a decrease in the number of copies of the Magazine printed by the Company and a new printing contract with R.R. Donnelly & Sons during the applicable three month period. As a direct result, printing costs decreased $112,762, distribution costs decreased $91,388 and editorial and photo costs decreased $29,850. Selling, general and administrative expenses were $621,231 for the three months ended March 31, 1999, compared to $1,101,671 for the similar period in 1998, a decrease of $480,440 (43.6%). This decrease came about due primarily to staff reductions and decrease in promotional spending.

         Interest expense rose as a result of the Company's need to borrow additional working capital from affiliates, from $45,387 in the three month period ended March 31, 1998, to $125,858 for the three month period ended March 31, 1999, an increase of $80,471 (177.3%). See "Liquidity and Capital Resources" below. As a result, the Company generated a net loss of $(371,622) for the three month period ended March 31, 1999, compared to a net loss of $(534,429) for the three month period ended March 31, 1998. It is anticipated that the Company will continue to incur operating losses in the foreseeable future, until such time as the Company is able to increase ad revenue to a level consistent with past ad revenue and maintain the current printing costs and general and administrative costs. While no assurances can be provided, management anticipates that the Company will be operating on a break even basis in the second half of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At the end of the three month period ended March 31, 1999, the Company had $11,335 in cash and cash equivalents. Accounts receivable decreased to $272,055 from $948,310 for the similar period in 1998, a decrease of $676,255 (71.3%), which management attributes to the elimination of subscription promotional programs, higher advertiser collections and lower amounts due from the newsstand national distributor due to renegotiated terms of the applicable contract.

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

         The Company has three other outstanding notes payable to non-affiliates, including one note with an outstanding balance of $100,500, which accrues interest at the prime rate, plus 2% per annum and is due on demand and which is currently in default. This obligation is part of the liabilities assumed by the Company in the Milton Magazine acquisition. See "Part I, Item 1, Description of Business." As of the date of this report, management is in discussions with the note holder to resolve this obligation, but no definitive arrangement has been reached and there can be no assurances that an agreement will be reached in the future. The second note in the amount of $139,951 is due July 15, 1999 and accrues interest at the rate of 12% per annum. The third note is owed to a minority shareholder in the principal amount of $60,000, which accrues interest at the rate of 12% per annum and is due on demand.

         In 1995, the majority stockholder of the Company loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. The note holder agreed to subordinate this security position relevant to the Company's accounts receivable. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder. This note is secured by substantially all of the assets of the Company, but is subordinated to the Company's factoring arrangement. See below for a description of this factoring agreement. As of March 31, 1999, the outstanding balance owed on this obligation totalled $932,313.

         The Company also owes Edward T. Stein, principal shareholder and an officer and director of the Company, the principal amount of $2,274,045, which accrues interest at the rate of 12% per annum and is due upon demand. It is not anticipated that Mr. Stein will tender demand for repayment of this obligation in the foreseeable future.

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

TRENDS

         Management believes that the Company will continue to operate the Company's business at a loss until the third calendar quarter of fiscal 1999 and is cautiously optimistic that the Company will begin generating profits from its operations beginning in the 2000 fiscal year, provided that additional capital is invested in the Company. This will occur as a result of the cost cutting measures previously adopted by management and reflected in the reduced cost of sales and general and administrative expenses described elsewhere in this report, as well as anticipation of increased advertising in the Company's magazine and corresponding revenues therefrom. However, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION - None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                   None.

                      DETOUR MAGAZINE, INC.

                     CONDENSED BALANCE SHEET

                                              (unaudited)  (audited)
                                             For the Three  For the
                                              Month Period Fiscal Year
                                                 Ended       Ended
                                               March 31,   December 31,
                                                 1999          1998
                                              ----------   ----------
ASSETS:

CURRENT ASSETS
  Cash                                        $   11,335   $  139,459
  Accounts receivable                            272,055       81,876
  Loan receivable-officers                             0            0
  Prepaid expenses and
    other current assets                         155,499      147,384
                                              ----------   ----------
    Total Current Assets                         438,889      368,639
                                              ----------   ----------

PROPERTY AND EQUIPMENT, Net                       88,193       90,801
                                              ----------   ----------

OTHER ASSETS
  Other                                          248,190      261,290
  Security Deposits                               15,510       15,510
                                              ----------   ----------
    Total Other Assets                           263,700      276,800
                                              ----------   ----------

    TOTAL ASSETS                              $  790,782   $  736,240
                                              ==========   ==========

LIABILITIES AND EQUITY:

CURRENT LIABILITIES
  Accounts payable and
    accrued expenses                          $1,687,982   $1,684,567
  Deferred Revenue                               115,358      138,831
  Note payable                                   822,951      762,951
  Note payable stockholders                      932,313      932,313
  Interest payable stockholders                  596,450      496,450
                                              ----------   ----------
    Total Current Liabilities                  4,155,054    4,015,112
                                              ----------   ----------
OTHER LIABILITIES
  Due to stockholder                           2,274,045    1,987,823
  Interest payable                                     0            0
                                              ----------   ----------
    Total Other Liabilities                    2,274,045    1,987,823
                                              ----------   ----------
    Total Liabilities                          6,429,099    6,002,935
                                              ----------   ----------

                                             (unaudited)   (audited)
                                            For the Three   For the
                                             Month Period  Fiscal Year
                                                 Ended       Ended
                                                March 31,  December 31,
                                                  1999        1998
                                              ----------   ----------
EQUITY
  Common stock                                    15,587       15,587
  Additional paid-in capital                   1,664,841    1,664,841
  Accumulated deficit                         (7,318,745)  (6,947,123)
                                              ----------   ----------
    TOTAL EQUITY                              (5,638,317)  (5,266,695)
                                              ----------   ----------
    TOTAL LIABILITIES
      AND EQUITY                              $  790,782   $  736,240
                                              ==========   ==========

                      DETOUR MAGAZINE, INC.

            UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                              For the Three Months Ended March 31,
                           -----------------------------------------
                                   1999                  1998
                           -------------------   -------------------

SALES                      $           973,368   $         1,410,867

COST OF SALES                          564,238               798,238
                           -------------------   -------------------

    GROSS PROFIT                       409,130               612,629

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              621,231             1,101,671
                           -------------------   -------------------

    OPERATING LOSS                    (212,101)             (489,042)

    Gain/Loss Sale
      of Assets                        (33,663)                    0
    Interest expense                  (125,858)              (45,387)
                           -------------------   -------------------

    NET (LOSS)             $          (371,622)  $          (534,429)
                           ===================   ===================

LOSS PER SHARE OF
  COMMON STOCK             $             (0.02)  $             (0.05)
                           ===================   ===================

                      DETOUR MAGAZINE, INC.

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                            For the Three Months
                                               Ended March 31,
                                           ---------------------
                                             1999         1998
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                               $(371,622)  $(534,429)
                                           ---------   ---------

    Depreciation                              23,100       9,700
    Increase in accounts receivable         (190,259)   (548,730)
    Decrease (increase) in prepaid
      expenses and other current assets       (8,115)   (333,233)
    Increase in accounts payable
      and accrued expenses                     3,415     423,146
    Increase in deferred revenue             (23,473)    333,233
    Increase in interest payable,
      stockholder                            100,000      45,387
                                           ---------   ---------
      TOTAL ADJUSTMENTS                      (95,332)    (70,497)
                                           ---------   ---------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                (466,954)   (604,926)
                                           ---------   ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                    (7,392)    (16,613)
  Loan to officer                                  0           0
  Purchase of assets                               0    (198,000)
                                           ---------   ---------
      NET CASH USED IN
        INVESTING ACTIVITIES                  (7,392)   (214,613)
                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in note payable         60,000     130,000
  Proceeds from stockholder                  286,222           0
  Proceeds from issuance of stock                  0     693,000
                                           ---------   ---------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                           346,222     823,000
                                           ---------   ---------

      NET INCREASE IN CASH                  (128,124)      3,461

      CASH - beginning                       139,459      11,089
                                           ---------   ---------
      CASH - ending                        $  11,335   $  14,550
                                           =========   =========

                              DETOUR MAGAZINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Three Month Period Ended March 31, 1999


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

                                       DETOUR MAGAZINE, INC.
                                       (Registrant)

                                       Dated:  May 18, 1999


                                       By:/s/ Barry Ross
                                          ------------------------------------
                                          Barry Ross, Secretary

                              DETOUR MAGAZINE, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................16