Form 10QSB
period 1999-06-30
DETOUR MAGAZINE INC
filed 1999-09-22
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1999, was 15,974,669 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

         The unaudited financial statements for the six month period ended June 30, 1999, are attached hereto.

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

         The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the six month periods ended June 30, 1999 and 1998.

RESULTS OF OPERATIONS

         Comparison of Results of Operations for the Six Month Periods Ended June 30, 1999 and 1998

         During the six month period ended June 30, 1999, the Company's revenues decreased, as it generated revenues of $1,685,084, compared to revenues of $2,039,390 for the similar period in 1998, a decrease of $354,306 (17.4%). This decrease in revenues was attributable to a decline in advertising and subscription revenues. Ad pages were down during the first half of fiscal year 1999; however, based upon current indications, ad pages are expected to increase during the second half of fiscal 1999. Subscriptions decreased due to the Company no longer accepting promotional and agency subscriptions. In the six month period ended June 30, 1999, costs of sales also decreased 38.5%, to $962,839, compared to $1,566,455 for the similar period in 1998, a decrease of $603,616. This was due primarily to a decrease in the number of copies of the Magazine printed by the Company and a new printing contract with R.R. Donnelly & Sons during the applicable six month period. As a direct result, printing costs decreased $177,716, distribution costs decreased $224,300 and editorial and photo costs decreased $201,600. Selling, general and administrative expenses were $1,143,832 for the six months ended June 30, 1999, compared to $1,971,196 for the similar period in 1998, a decrease of $827,364 (42%). This decrease came about due primarily to staff reductions and decrease in promotional spending. The Company's administrative and executive staffs were reduced. Current management believes that this reduction has had no effect on the editorial content of the Company's magazine or on ad revenue.

         Interest expense rose as a result of the Company's need to borrow additional working capital from affiliates, from $125,319 in the six month period ended June 30, 1998, to $302,871 for the six month period ended June 30, 1999, an increase of $177,552 (141%). See "Liquidity and Capital Resources" below. As a result, the Company generated a net loss of $(733,506) for the six month period ended June 30, 1999, compared to a net loss of $(1,623,580) for the six month period ended June 30, 1998. It is anticipated that the Company will continue to incur operating losses in the foreseeable future, until such time as the Company is able to increase ad revenue to a level consistent with past ad revenue and maintain the current printing costs and general and administrative costs. While no assurances can be provided, management anticipates that the Company will be operating on a break even basis in the second half of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At the end of the six month period ended June 30, 1999, the Company had $38,218 in cash and cash equivalents. Accounts receivable increased to $225,228 from $81,796 for the similar period in 1998, an increase of $143,432 (175%), which management attributes to less factoring of accounts during this period compared to the similar period in 1998.

         In August 1998, the Company obtained a new loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, Washington, D.C.. to be used for general working capital. This loan bears interest at the rate of 18% per annum and was due December 19, 1998, including a one time extension fee paid to this lender of $5,500. In December 1998, the Company repaid $27,500 of the principal balance. As of the date of this report, this loan is in default but the Company is in communication with this lender and they are working out a proposed repayment plan. As of the date of this report, no definitive agreement has been reached. The loan provides for an exit fee equal to 3% of the loan ($16,500). Management is currently reviewing its options regarding this obligation, including seeking out other long term lenders. However, no assurances can be provided that such other arrangements will be made to insure that the Company does not enter into a default of this obligation. No action against the Company has been threatened and the Company is tendering all interest payments due under the loan.

         The Company has three other outstanding notes payable to non-affiliates, including one note with an outstanding balance of $100,500, which accrues interest at the prime rate, plus 2% per annum and is due on demand and which is currently in default. This obligation is part of the liabilities assumed by the Company in the Milton Magazine acquisition. As of the date of this report, management is in discussions with the note holder to resolve this obligation, but no definitive arrangement has been reached and there can be no assurances that an agreement will be reached in the future. The second note in the amount of $139,951 was due July 15, 1999 and accrues interest at the rate of 12% per annum. Pursuant to an agreement between the Company and this lender, the due date for this obligation has been extended until October 30, 1999. The third note is owed to a minority shareholder in the principal amount of $60,000, which accrues interest at the rate of 12% per annum and is due on demand.

         In 1995, the majority stockholder of the Company loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. The note holder agreed to subordinate this security position relevant to the Company's accounts receivable. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder. This note is secured by substantially all of the assets of the Company, but is subordinated to the Company's factoring arrangement. See below for a description of this factoring agreement. As of June 30, 1999, the outstanding balance owed on this obligation totalled $960,375.

         The Company also owes Edward T. Stein, principal shareholder and an officer and director of the Company, the principal amount of $2,455,745, which accrues interest at the rate of 12% per annum and is due upon demand. It is not anticipated that Mr. Stein will tender demand for repayment of this obligation in the foreseeable future.

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

INFLATION

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the six month period ended June 30, 1999.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION - None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                   None.



                      DETOUR MAGAZINE, INC.

                     CONDENSED BALANCE SHEET

                                              (unaudited) (audited)
                                              For the Six   For the
                                              Month Period Fiscal Year
                                                 Ended       Ended
                                                June 30,   December 31,
                                                  1999        1998
                                              ----------   ----------
ASSETS:

CURRENT ASSETS

  Cash                                        $   38,218   $  139,459
  Accounts receivable                            225,228       81,796
  Prepaid expenses and
    other current assets                         181,608      147,384
                                              ----------   ----------
    Total Current Assets                         445,054      368,639
                                              ----------   ----------

PROPERTY AND EQUIPMENT, Net                       69,146       90,801
                                              ----------   ----------

OTHER ASSETS
  Other                                          229,935      261,290
  Security Deposits                               15,510       15,510
                                              ----------   ----------
    Total Other Assets                           245,445      276,800
                                              ----------   ----------

    TOTAL ASSETS                              $  759,645   $  736,240
                                              ==========   ==========

LIABILITIES AND EQUITY:

CURRENT LIABILITIES
  Accounts payable and
    accrued expenses                          $1,598,025   $1,684,567
  Deferred Revenue                                96,546      138,831
  Note payable                                   822,951      762,951
  Note payable stockholders                      932,313      932,313
  Interest payable stockholders                  757,266      496,450
                                              ----------   ----------
    Total Current Liabilities                  4,207,101    4,015,112
                                              ----------   ----------
OTHER LIABILITIES
  Due to stockholder                           2,455,745    1,987,823
  Interest payable                                     0            0
                                              ----------   ----------
    Total Other Liabilities                    2,455,745    1,987,823
                                              ----------   ----------
    Total Liabilities                          6,662,846    6,002,935
                                              ----------   ----------







                                             (unaudited)  (audited)
                                             For the Six    For the
                                            Month Period  Fiscal Year
                                                Ended        Ended
                                               June 30,   December 31,
                                                 1999         1998
                                              ----------   ----------
EQUITY
  Common stock                                $   15,975   $   15,587
  Additional paid-in capital                   1,761,453    1,664,841
  Accumulated deficit                         (7,680,629)  (6,947,123)
                                              ----------   ----------
    TOTAL EQUITY                              (5,903,201)  (5,266,695)
                                              ----------   ----------
    TOTAL LIABILITIES
      AND EQUITY                              $  759,645   $  736,240
                                              ==========   ==========






                      DETOUR MAGAZINE, INC.

            UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                               For the Six Months Ended June 30,
                           -----------------------------------------
                                   1999                  1998
                           -------------------   -------------------
SALES                      $         1,685,084   $         2,039,390

COST OF SALES                          962,839             1,566,455
                           -------------------   -------------------

    GROSS PROFIT                       722,245               472,935

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,143,832             1,971,196
                           -------------------   -------------------

    OPERATING LOSS                    (421,587)           (1,498,261)

    Loss on Sale
      of Assets                         (9,048)                    0
    Interest expense                  (302,871)             (125,319)
                           -------------------   -------------------

    NET (LOSS)             $          (733,506)  $        (1,623,580)
                           ===================   ===================

LOSS PER SHARE OF
  COMMON STOCK             $             (0.05)
                           ===================




                      DETOUR MAGAZINE, INC.

            UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                              For the Three Months Ended June 30,
                           -----------------------------------------
                                   1999                  1998
                           -------------------   -------------------
SALES                      $           711,716   $           628,523

COST OF SALES                          398,601               768,217
                           -------------------   -------------------

    GROSS PROFIT                       313,115              (139,694)

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              497,986               869,525
                           -------------------   -------------------

    OPERATING LOSS                    (184,871)           (1,009,219)

    Loss on Sale
      of Assets                              0                     0
    Interest expense                  (177,013)              (79,932)
                           -------------------   -------------------

    NET (LOSS)             $          (361,884)  $        (1,089,151)
                           ===================   ===================

LOSS PER SHARE OF
  COMMON STOCK             $             (0.02)
                           ===================




                      DETOUR MAGAZINE, INC.

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                             For the Six Months
                                                Ended June 30,
                                           -----------------------
                                             1999          1998
                                           ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                               $(733,506)  $(1,623,580)
                                           ---------   ---------

    Depreciation and amortization             51,355        17,820
    Bad debt expense                          36,340             0
    Loss on disposal of fixed assets           9,048             0
    Increase in accounts receivable         (179,772)     (144,410)
    Decrease (increase) in prepaid
      expenses and other current assets      (34,224)     (107,657)
    Increase in accounts payable
      and accrued expenses                   (86,542)      282,672
    Increase (decrease) in
      deferred revenue                       (42,285)      305,636
    Increase in interest payable,
      stockholder                            260,816        93,969
                                           ---------   -----------
      TOTAL ADJUSTMENTS                       14,736       448,030
                                           ---------   -----------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                (718,770)   (1,175,550)
                                           ---------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                    (7,392)      (16,614)
  Purchase of other assets                         0      (198,000)
                                           ---------   -----------
      NET CASH USED IN
        INVESTING ACTIVITIES                  (7,392)     (214,614)
                                           ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in note payable         60,000       (60,000)
  Net proceeds from stockholder              467,922       804,466
  Proceeds from issuance of stock             97,000       634,991
                                           ---------   -----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                           624,921     1,379,457
                                           ---------   -----------

      NET DECREASE IN CASH                  (101,241)      (10,707)

      CASH - beginning                       139,459        11,089
                                           ---------   -----------
      CASH - ending                        $  38,218   $       382
                                           =========   ===========


                              DETOUR MAGAZINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      Six Month Period Ended June 30, 1999


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

                                        DETOUR MAGAZINE, INC.
                                        (Registrant)

                                        Dated:  September 22, 1999


                                        By:/s/ Edward T. Stein
                                           ------------------------------------
                                           Edward T. Stein, President

                              DETOUR MAGAZINE, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999

EXHIBITS                                                                Page No.

  EX-27           Financial Data Schedule.....................................17