Form 10QSB
period 1999-09-30
DETOUR MAGAZINE INC
filed 1999-12-02
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 1999, was 15,974,669 shares.

                                     PART I


ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 1999, are attached hereto.

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

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the nine month periods ended September 30,, 1999 and 1998.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Nine Month Periods Ended September 30, 1999 and 1998

     During the nine month period ended September 30, 1999, the Company's revenues decreased, as it generated revenues of $2,560,479, compared to revenues of $3,308,173 for the similar period in 1998, a decrease of $747,694 (22.6%). This decrease in revenues was attributable to a decline in advertising and subscription revenues. Ad pages were down during the first half of fiscal year 1999; however, based upon current indications, ad pages are expected to increase during the second half of fiscal 1999. Subscriptions decreased due to the Company no longer accepting promotional and agency subscriptions. In the nine month period ended September 30, 1999, costs of sales also decreased 34.4%, to $1,753,470 compared to $2,671,868 for the similar period in 1998, a decrease of $918,398. This was due primarily to a decrease in the number of copies of the Magazine printed by the Company and a new printing contract with R.R. Donnelly & Sons during the applicable nine month period. As a direct result, printing costs decreased $575,000, distribution costs decreased $180,000 and editorial and photo costs decreased $160,000. Selling, general and administrative expenses were $1,340,493 for the nine months ended September 30, 1999, compared to $2,800,625 for the similar period in 1998, a decrease of $1,460,132 (52.4%).
This decrease came about due primarily to staff reductions and decrease in promotional spending. The Company's administrative and executive staffs were reduced. Current management believes that this reduction has had no effect on the editorial content of the Company's magazine or on ad revenue.

     Interest expense rose as a result of the Company's need to borrow additional working capital from affiliates, from $238,386 in the nine month period ended September 30, 1998, to $394,889 for the nine month period ended September 30,, 1999, an increase of $156,503 (65.6%). See "Liquidity and Capital Resources" below. As a result, the Company generated a net loss of $(917,054) for the nine month period ended September 30, 1999, compared to a net loss of $(2,402,706) for the nine month period ended September 30, 1998. It is anticipated that the Company will continue to incur operating losses in the foreseeable future, until such time as the Company is able to increase ad revenue to a level consistent with past ad revenue and maintain the current printing costs and general and administrative costs. While no assurances can be provided, management anticipates that the Company will be operating on a break even basis in the second half of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At the end of the nine month period ended September 30, 1999, the Company had no cash and cash equivalents. Accounts receivable decreased to $261,911 from $526,398 for the similar period in 1998, a decrease of $264,487 (50.2%), which management attributes to a reduction in sales over the previous period.

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

     In 1995, the majority stockholder of the Company loaned the Company $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of the assets of the Company. The note holder agreed to subordinate this security position relevant to the Company's accounts receivable. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder. This note is secured by substantially all of the assets of the Company, but is subordinated to the Company's factoring arrangement. See below for a description of this factoring agreement. As of September 30, 1999, the outstanding balance owed on this obligation totalled $960,375.

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

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the nine month period ended September 30, 1999.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION - None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                   None.



                      DETOUR MAGAZINE, INC.

                     CONDENSED BALANCE SHEET

                                              (unaudited)   (audited)
                                              For the Nine   For the
                                             Month Period   Fiscal Year
                                                 Ended        Ended
                                             September 30, December 31,
                                                  1999         1998
                                              ----------    ----------
ASSETS:

CURRENT ASSETS
  Cash                                        $        0    $  139,459
  Accounts receivable                            261,911        81,796
  Prepaid expenses and
    other current assets                          97,310       147,384
                                              ----------    ----------
    Total Current Assets                         359,221       368,639
                                              ----------    ----------

PROPERTY AND EQUIPMENT, Net                       59,146        90,801
                                              ----------    ----------

OTHER ASSETS
  Other                                          214,258       261,290
  Security Deposits                               15,510        15,510
                                              ----------    ----------
    Total Other Assets                           229,768       276,800
                                              ----------    ----------

    TOTAL ASSETS                              $  648,135    $  736,240
                                              ==========    ==========

LIABILITIES AND EQUITY:

CURRENT LIABILITIES
  Bank overdraft                              $    1,006    $        0
  Accounts payable and
    accrued expenses                           1,538,629     1,684,567
  Deferred Revenue                                84,310       138,831
  Note payable                                   912,951       762,951
  Note payable stockholders                      932,313       932,313
  Interest payable stockholders                  575,846       496,450
                                              ----------    ----------
    Total Current Liabilities                  4,045,055     4,015,112
                                              ----------    ----------
OTHER LIABILITIES
  Due to stockholder                           2,689,829     1,987,823
  Interest payable                                     0             0
                                              ----------    ----------
    Total Other Liabilities                    2,689,829     1,987,823
                                              ----------    ----------
    Total Liabilities                          6,734,884     6,002,935
                                              ----------    ----------





                                              (unaudited)   (audited)
                                              For the Nine   For the
                                              Month Period Fiscal Year
                                                 Ended        Ended
                                             September 30, December 31,
                                                 1999          1998
                                              ----------    ----------
EQUITY
  Common stock                                    15,975        15,587
  Additional paid-in capital                   1,761,453     1,664,841
  Accumulated deficit                         (7,864,177)   (6,947,123)
                                              ----------    ----------
    TOTAL EQUITY                              (6,086,749)   (5,266,695)
                                              ----------    ----------
    TOTAL LIABILITIES
      AND EQUITY                              $  648,135    $  736,240
                                              ==========    ==========





                      DETOUR MAGAZINE, INC.

            UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                            For the Nine Months Ended September 30,
                           -----------------------------------------
                                   1999                  1998
                           -------------------   -------------------
SALES                      $         2,560,479   $         3,308,173

COST OF SALES                        1,753,470             2,671,868
                           -------------------   -------------------

  GROSS PROFIT                         807,009               636,305

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,340,493             2,800,625
                           -------------------   -------------------

    OPERATING LOSS                    (533,484)           (2,164,320)

    Loss on Sale
      of Assets                         (9,048)                    0
    Factoring fees                    (115,558)                    0
    Forgiveness of debt                135,925                     0
    Interest expense                  (394,889)             (238,386)
                           -------------------   -------------------

    NET (LOSS)             $          (917,054)  $        (2,402,706)
                           ===================   ===================

LOSS PER SHARE OF
  COMMON STOCK             $             (0.06)  $             (0.15)
                           ===================   ===================




                      DETOUR MAGAZINE, INC.

            UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                            For the Three Months Ended September 30,
                           -----------------------------------------
                                   1999                  1998
                           -------------------   -------------------
SALES                      $           875,395   $         1,268,783

COST OF SALES                          606,971             1,105,413
                           -------------------   -------------------

  GROSS PROFIT                         268,424               163,370

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              433,560               829,429
                           -------------------   -------------------

    OPERATING LOSS                    (165,136)             (666,059)

    Loss on Sale
      of Assets                              0                     0
    Factoring fees                     (62,319)                    0
    Forgiveness of debt                135,925                     0
    Interest expense                   (92,018)             (113,067)
                           -------------------   -------------------

    NET (LOSS)             $          (183,548)  $          (779,126)
                           ===================   ===================

LOSS PER SHARE OF
  COMMON STOCK             $             (0.01)  $             (0.15)
                           ===================   ===================




                      DETOUR MAGAZINE, INC.

           UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                             For the Nine Months
                                            Ended September 30,
                                         -------------------------
                                             1999          1998
                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                             $  (917,054)  $(2,402,706)
                                         -----------   -----------

    Depreciation and amortization             77,032        26,730
    Bad debt expense                          36,611             0
    Loss on disposal of fixed assets           9,048             0
    Decrease (increase) in
      accounts receivable                   (216,727)     (126,818)
    Decrease (increase) in prepaid
      expenses and other current assets       50,074      (160,044)
    Increase (decrease) in accounts
      payable and accrued expenses          (145,938)      531,031
    Increase (decrease) in
      deferred revenue                       (54,521)      243,552
    Increase in interest payable,
      stockholder                             79,396       185,486
                                         -----------   -----------
      TOTAL ADJUSTMENTS                     (165,025)      699,937
                                         -----------   -----------
      NET CASH (USED IN)
        OPERATING ACTIVITIES              (1,082,079)   (1,702,769)
                                         -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                    (7,392)      (26,114)
  Purchase of other assets                         0      (198,000)
                                         -----------   -----------
      NET CASH USED IN
        INVESTING ACTIVITIES                  (7,392)     (224,114)
                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in bank overdraft                   1,006             0
  Net proceeds from notes payable            150,000       305,500
  Net proceeds from stockholder              702,006       982,466
  Proceeds from issuance of stock             97,000       634,991
                                           ---------   -----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                           950,012     1,922,957
                                           ---------   -----------

      NET DECREASE IN CASH                  (139,459)       (3,926)

      CASH - beginning                       139,459        11,089
                                           ---------   -----------
      CASH - ending                        $       0   $     7,163
                                           =========   ===========


                              DETOUR MAGAZINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   Nine Month Period Ended September 30, 1999


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

                                       DETOUR MAGAZINE, INC.
                                       (Registrant)

                                       Dated:  December 1, 1999


                                       By:   s/Edward T. Stein
                                          -----------------------
                                          Edward T. Stein, President

                              DETOUR MAGAZINE, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30,, 1999

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................17