Form 10KSB
period 1999-12-31
DETOUR MAGAZINE INC
filed 2000-05-23
CIK 935730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)
         [X] Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

         [ ] Transitional Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                           Commission File No. 0-25388

                              DETOUR MAGAZINE, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

          Colorado                                             84-1156459
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                        7060 Hollywood Blvd., Suite 1150
                          Los Angeles, California 90038
                                 (323) 469-9444
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

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

                                Yes  X   No
                                    ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ---

                         (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $3,335,912

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of May 1, 2000: $8,735,864.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2000 there were 20,152,669 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Fifty-Eight Pages.
                  Exhibit Index is located at Page Fifty-One.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                              DETOUR MAGAZINE, INC.

                                                              PAGE
                                                              ----

Facing Page
Index

PART I

Item 1.    Description of Business............................  4
Item 2.    Description of Property............................ 14
Item 3.    Legal Proceedings.................................. 14
Item 4.    Submission of Matters to a Vote of
               Security Holders............................... 16

PART II

Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters................ 16
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..................................... 17
Item 7     Financial Statements............................... 22
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure....................... 44

PART III

Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.............. 44
Item 10.   Executive Compensation............................. 46
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.......................... 47
Item 12.   Certain Relationships and Related
               Transactions................................... 48

PART IV

Item 13.   Exhibits and Reports on Form 8-K................... 49


SIGNATURES.................................................... 50

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Detour Magazine, Inc. (the "Company" or "Detour") is engaged principally in the publication and distribution of Detour, an internationally distributed magazine best known for its presentation of cutting-edge trends and strong editorial focus in fashion, entertainment, lifestyle and contemporary social issues. The Company's mission is to be the premier urban avant-garde publication devoted to these topics, thereby attracting a readership consisting primarily of affluent and style conscious men and women in the 18 to 35 age group. The Company derives revenues primarily from advertising in the magazine and, to a lesser extent, from subscription and newsstand sales.

     In addition to the continuation of publication of Detour, management is implementing a new business strategy in areas related to the Internet and custom publishing. This new business strategy is described in detail below.

DETOUR MAGAZINE

     The Company publishes ten issues of the magazine each year, including two double issues. The magazine has been published since 1987.

     To distinguish itself from other entertainment publications, Detour Magazine attempts to identify and feature entertainers and media personalities well before they reach widespread recognition and the level of conventional acceptance which typifies its competition. This in part accounts for Detour Magazines's image as a "cutting-edge" magazine featuring tomorrow's personalities and today's trends.

     Editorials follow the same focus, providing insight into and publicity for entertainers and media personalities who have not yet received widespread recognition. Detour Magazine prides itself on some of the most talked about and respected photo journalism and editorials in the industry. In this regard, Detour Magazine received awards for photo journalism in 1998, including 5 awards from the First Annual Alfred Eisenstadt Awards, as part of the Collectors Edition for Life Magazine published in the Spring of 1998, including Best Magazine Photography of the Year.

     During 1999, each issue (other than double issues) of Detour Magazine was approximately 150 pages in length, with approximately 50 pages of advertising. The 10 covers featured Robert Downey, Jr., Sarah Michelle Geller, Cate Blanchett, Claudia Schiffer, Dennis Rodman, Hugh Grant, Jennifer Love Hewitt, Nicholas Cage, Denise Richards and Johnny Depp.

     Management does not expect to change the content or format of Detour Magazine materially beyond editorial changes necessary to broaden the magazine's appeal within the target readership, including making the magazine more visual by continuing to seek out both established and rising photographers.

     In addition, starting in 2000, the Company plans to publish two special issues each year under the name "Detour Space". Detour Space takes its name from one of the magazine's most popular and appealing features, -- a "sneak peek" into some favorite celebrities and media personalities private lives. Each section includes photos of the celebrity in a place of special significance to the celebrity, accompanied by a quote explaining why he or she chose that particular location for the photo and why it means so much to them. Detour Space will expand upon the theme of place to feature longer pictorials and excursions involving personalities and their homes, their work spaces and other elements of the culture of the celebrity, in an effort to achieve a casual intimacy with those whom are typically seen only in highly mediated, artificial circumstances.

     One of the reasons the Company intends to publish Detour Space is to provide a revenue source for the two months when the Company does not publish the magazine. The Company estimates that the cost of each issue of Detour Space will not exceed $125,000, which is approximately $50,000 less than the cost of publishing each issue of the magazine.

     Advertising. Management believes that the Company has established a strong national advertising base. During 1999, advertising customers included, among others, Absolut Vodka, Bacardi, Bottega Veneta, Bombay Sapphire, Calvin Klein, Candies, Kamel, Camel, Cartier, Charles David, Concord, Diesel Jeans, Donna Karan, Evian, Gucci, Prada, Polo, Playboy, Emporio Armani, GAP, Guess Jeans, Hugo Boss, Levi's, Louis-Boston, L'Oreal, Mossimo, Marlboro, Polygram Films, Sky Vodka, Sony Music, Stussy, MGM/United Artists, Universal, Varda Versace, and Winston.

     Since inception, Detour Magazine has had well over 100 advertisers. Advertising revenues accounted for approximately 86% of the Company's total revenues during 1999. In 1999, the Company's two largest advertisers, Marlboro and the Gap, accounted for approximately 14.6% ($201,659) and 12.5% ($156,211), respectively, of the Company's total advertising revenues, and the top five accounts represented approximately 47.4% of total advertising revenues.

     Circulation/Distribution. During 1999, and until April 2000, Detour Magazine was distributed by Rider Circulation Services, Inc. Commencing with the May 2000 issue, the magazine will be distributed by Curtis Circulation Company ("Curtis"). Curtis is a leading international distributor, allowing for broader distribution of the magazine.

     Curtis has been performing major distribution assignments in attempts to increase circulation and sales efficiency of the magazine. Management remains optimistic that the assignments should result in matching its major competitors in the number of copies and locations of Detour Magazine, as well as place more copies of the magazine in higher potential retailers. Management is currently focusing on Los Angeles and New York to ensure the highest degree of sell-throughs.

     Commencing in 1998, the Company implemented a program to expand the Detour Magazine's newsstand sales. The Company's newsstand consultant coordinates this plan between the publisher and the Company's distributor. Point of sales programs in airports, bus and train terminals and metro newsstands should not only increase newsstand sales, but should give the advertisers more visibility. The Company hopes that this program will continue to bring new retail display opportunities to Detour Magazine, but there can be no assurances that this will occur.

     During 1999, the Company discontinued its attempts to make subscriptions sales profitable. It is currently reviewing several strategic alliances which would be intended to result in an increase in the subscription base. However, as of the date of this report, no such alliances have been formed and there can be no assurances that any such alliance will be formed in the future, or if so formed, that such alliance will result in any increase in the subscription base.

     Readership Profile. Detour Magazine's reputation as a cutting-edge fashion and entertainment magazine has translated into a readership profile comprised of an attractive audience for advertisers. Detour's average reader is a 29 year old professional, with an average income in excess of $75,000+ per year. Over 60% of the readers are single, and 74% percent have obtained college degrees. The average reader of Detour spends over $15,000 per year on clothing and dines out
2.6 times per week.

     Editorials. The Company remains committed to its long-standing editorial mission: to be the premier urban avant-garde publication devoted to entertainment, fashion lifestyle and contemporary social issues. It's targeted audience of affluent, educated and creative professionals thrives on new information about the latest cultural trends. Long before assimilating into the mainstream, styles and trends being on the margins, which is where Detour, as its name implies, derives its sensibility - off the beaten path, miles from the safe, familiar, well-paved roads of the pop-culture highway.

     Over the past year, in a dual effort to reinforce its image as an essential fashion resource and to attract coveted fashion advertisers, the Company has featured 30-60 pages of fashion pictorials in each issue and it is expected that the Company will continue to do so in the future. In addition, the Company has expanded its style coverage to include service pages devoted to health and beauty, as well as profiles of new stores, restaurants, products and accessories, all of which provide enhanced opportunities for advertisers.

     In 1999 the Company made a minor redesign of the front of Detour Magazine to add a sex column and an Internet column and to reintroduce columns emanating from New York and Los Angeles. The city columns were included to emphasize the Company's bi-coastal focus and to provide appealing positions for advertisers. It is hoped that this will serve as an incubator for talent. For example, the Company's first Los Angeles column, "Misadventures in the (213)" was eventually adapted into a successful novel and is currently in development as a potential television series. Management believes this demonstrates the Magazine's viability as a springboard for ancillary media properties. The Company is committed to developing this area in the future.

     To fine-tune the Magazine's visual appeal, the publisher recently hired two design consultants who will assist with everything from image materials such as media kits and business cards, to the magazine's layouts, typefaces, photography and fashion editorials. The senior consultant, Mark Balet, is a designer with more than 20 years experience, including lengthy tenure at Interview Magazine under Andy Warhol, as well as creative supervision of numerous major books and advertising campaigns for Ralph Lauren and other major fashion companies. The other consultant, Tony Moxham, was art director of Interview Magazine, and recently lent his expertise to ad campaigns for such clients as Versace and Gap.

     During 1999, the Company also produced a successful Academy Awards-themed supplement to the magazine, sponsored by the Internet company the Hollywood Stock Exchange, which accompanied the April 1999 issue. The Company plans to produce additional supplements in the future, including a comparison to its November "Young Hollywood" issue.

New Business Strategy

     In 1999, management developed a broad operational and financial strategic plan to implement and develop "Detour Online," the Company's e-business operations. The Plan calls for the Company to rapidly build its online brand and customer base by (i) creating an affinity portal that broadly serves a unique market and a highly attractive demographic for advertisers; (ii) leveraging its existing print customer base via aggressive promotions and "advertorials" in the Magazine; (iii) developing a strong Internet community base to ensure customer retention and provide future revenue-generating potential; (iv) aggressively marketing to both on and offline via special events and promotions; and (v) pursing content and e-commerce partners to increase revenue and customer acquisition.

     Additionally, this strategy includes the creation of iDetour.com, an online community destination with portal functions that caters to the niche demographic market of Detour Magazine. Further, the Company has launched a second Internet domain, DetourTV.com, which delivers TV-quality video to PC users.

     Detour Online will be the first step taken by the Company to achieve the goal of establishing an Internet brand synonymous with the "hip" and trendsetting population. The Company intends to derive revenues from Detour Online through advertising, e-commerce and direct marketing. Management believes that the Company's existing relationships with advertisers in Detour Magazine provide the Company with an advantage over other start-up web companies in attracting advertising. Pursuant to the Plan, Detour is adding three new divisions:

         -        Detour Online, which includes DetourTV and iDetour.com
         -        Detour Custom Publishing
         -        Detour Events

     In order to successfully implement its online strategy, the Company must raise a minimum of $2 million in additional financing for web site development, marketing and operating costs and for additional personnel. The Company is in discussions with investment bankers and others to provide or assist in providing that financing. However, as of the date of this Report, the Company does not have any written commitments for this financing, and no assurance can be given that Detour will obtain any additional financing.

     At the present time, it is not anticipated that additional personnel will be needed to implement the Company's new business strategy, other than those persons recently added by the Company. The Magazine has recently added a new creative director and art director, as well as a new chief executive officer. The creative director and art director will assist in the development of the custom publishing business.

Detour Online

     Detour Online will utilize the Company's existing staff to provide the creative, editorial and administrative infrastructure to launch a lifestyle affinity portal for affluent and style- conscious men and women. The Company intends to attract users to its web sites by offering entertaining and informative content, community-building features and strong merchandise presentation complemented by extensive product information. DetourTV.com is representative of Detour's commitment to being a major player in the world of convergence with the unique and world wide marketability of its Hollywood content.

     As the Internet continues to grow, new ways are being found to make people's lives more efficient. From the worlds of fashion and entertainment, to sex and travel. Detour Online will attempt to be on the top of the latest trends and information. Users will be able to get a stock quote, check e-mail, get horoscopes, or check out the sex tip of the day. The Detour website is designed to provide easy navigation. The Company plans to become the Internet authority on what is hot around town from restaurants and nightclubs, to gyms and shopping, in three cities; New York, Los Angeles and Miami. The site will offer free Internet access through an arrangement with 1stUp.com to its Internet member.

     During December 1999 and February 2000, the Company launched www.DetourTV.com and www.iDetour.com, respectively, two Internet web sites. The Plan calls for the multi-channel distribution of the Detour brand on a worldwide basis. The strategies call for leveraging Detour's brand in digital and traditional channels utilizing the Company's operating platform to provide the creative, editorial and administrative infrastructure to launch the first lifestyle affinity portal for affluent and style-conscious men and women. The Company intends to aggregate users within its web sites and attempt to increase its advertising revenues by offering entertaining and informative content, community-building features and strong merchandise presentation complemented by extensive product information. The plan calls for the Company to build its online brand and customer base by: (i) creating an affinity portal that broadly serves a unique market and a highly attractive demographic for advertisers; (ii) leveraging its existing print customer base via promotions and "advertorials" in the magazine; (iii) developing a strong Internet community base to ensure customer retention and provide future revenue-generating potential; (iv) marketing both on and offline via special events and promotions; and (v) pursuing content and e-commerce partners to increase revenue and customer base.

     The plan for operating the two Internet domains includes outsourcing support facilities. iDetour.com was built and will operate through an agreement between the Company and OpenSpace.com, Inc., a leading web design and hosting firm in Seattle, Washington. OpenSpace.com has agreed to provide Detour with applications services, hosting services and related professional services, including Custom Instant Portal Services encompassing the day-to- day operation including content, registration, personalized weather, chat, discussions, web e-mail and traffic analysis. Content services include basic wire content (news and sports). Professional services are rendered in response to specific requests by Detour for activities other than day-to-day operations. Management estimates that its annual cost with OpenSpace.com will be approximately $90,000 during the next twelve months. The agreement with OpenSpace is for one year beginning April 1, 2000. In addition to the cost for OpenSpace.com, Detour anticipates spending approximately $100,000 during the next twelve months for content development, business development and marketing. Additional marketing and business development are expected to be made as a result of "trade outs" and content syndication with the Magazine.

     The Company has entered into an agreement with LoadTV.com, Inc. to provide DetourTV.com software applications that delivers TV-quality video to PC users. LoadTV.com is a privately held Los Angeles, CA based software and production company which produces TV shows for the web. LoadTV software "wraps around" Microsoft Windows Media Player and this company will be responsible for providing the production, editing and hosting of the Detour content. It is anticipated during the next year that DetourTV will produce two new video segments per week for distribution presenting a series of short stories based on highlights of Hollywood parties and movie premieres produced to view on the Internet. The content developed will be syndicated to other web providers through the use of real media, a widely accepted video streaming content technology. The content produced under the agreement with LoadTV is owned by Detour and will be used to develop traffic for Detour's web sites as well as provide a platform to sell advertising and sponsorships. The estimated cost of the LoadTV.com agreement is approximately $120,000 over the next twelve months. In addition to the costs for LoadTV technology, Detour anticipates spending an estimated $100,000 during the next twelve months for marketing, business development and additional content.

Detour Custom Publishing

     Detour Custom Publishing is being formed to capitalize on the Company's core publishing competency and to leverage its existing editorial, creative and technical publishing skills. Detour Custom Publishing will specialize in providing turnkey custom publishing solutions to small-to-medium size online companies. Detour Custom Publishing will help companies build their brand, generate revenues and develop cross-media marketing solutions for successful dot-com companies. The alliances are being structured to pay Detour all hard costs attendant to the publication and to share revenue on a percentage basis.

     During 2000, Detour will add an additional business unit to complement its two Internet portals. The trend for online companies that began as pure Internet plays is to develop magazines to extend their brand. Examples include eBay Magazine, Garden Escape and Yahoo Internet Life. Small-to-medium size Internet companies are putting their content into print for essentially three reasons:
(i) lower cost compared to TV and radio; (ii) higher effectiveness, as people interact with print longer and more actively than other media; and (iii) print is portable.

     By working with these companies to develop new print magazines, Detour may generate additional revenue and develop cross-media marketing solutions. The custom publishing unit will use the current editorial and production staff of the Magazine, leveraging its core competency. A revenue model is being developed to include both advertising and subscription sales, as well as production fees.

     Internet and digital content providers need to reach viewers across multiple channels. The business model being developed provides for the digital company to produce its content. Detour will receive the content and provide art direction, creative direction, print and circulation management. Acting as advisors, Detour will create the print vehicle to leverage the content. In addition to receiving a production fee for providing the services, Detour will revenue share the advertising and circulation income. In addition, the Company will offer to its own advertisers, as well as the advertisers for its digital customer, a new platform to place their ads.

Detour Events

     Detour events are a well known Hollywood community product. Detour's demographic appeal, upwardly mobile, urban 18-35 year old "opinion makers" is an ideal target for certain advertisers. The Company plans to create events in collaboration with the Company's advertisers interested in creating visibility with the Company's target audience. These events include movie premieres, parties, fashion shows and other social promotional activities.

     The Company anticipates producing these events on a cost plus markup, to be billed directly to the relevant advertisers. In addition, the Company will utilize its available trade-outs and barter arrangements for to offset out of pocket costs relating to some of the anticipated services to be provided.

Other

     In December 1999, the Company and its majority stockholder entered into an agreement with two financial advisors to assist the Company in obtaining equity and debt financing and to provide other consulting services, including identifying potential acquisitions and strategic partners, analyzing potential acquisitions and other business arrangements, assisting in strategic planning and business development, market support and assisting in developing e-business plans. In connection with this agreement, the Company issued to each advisor warrants to purchase 800,000 shares of its common stock at an exercise price of $.10 a share. The vesting of such warrants is subject to certain conditions during a service period that extends through September 30, 2000, as follows: (i) 25,000 warrants vest per month throughout the service period; (ii) in addition, at such time that the Company receives at least $1,000,000 of financing arranged by the financial advisors, additional warrants shall vest in a ratio equal to the aggregate funds raised divided by $5,000,000; and (iii) in the event of a sale of the Company during the service period, additional warrants vest in an amount equal to the number of vested warrants immediately prior to the sale (effectively doubling the number of vested warrants). In no event shall the number of vested warrants exceed the initial number of warrants of 1,600,000.

     The agreement also provides the financial advisors an option to purchase 3,000,000 shares of common stock of the Company owned by the majority stockholder at an exercise price of $.10. The options shall be exercisable if and only if the Company receives at least $5,000,000 in financing arranged by the financial advisors. The stockholder may terminate the option at any time following the service period by 10-day written notice to the financial advisors, unless the Company has received $5,000,000 of financing, in which case the option terminates twelve months from the date of financing.

     The agreement also provides for cash financing fee of 10% of the funds raised. In addition, the financial advisors may be entitled to cash consulting fees up to $10,000 per month, depending on the amount of funds raised on behalf of the Company.

     Management believe the agreement does not contain a performance commitment because the financial advisors had no disincentive for nonperformance other than the loss of the cash, options and warrants attributable to the work performed. Accordingly, if the financial advisors are successful in obtaining equity and debt financing for the Company, the options and warrants will be measured at their then-current fair value. At December 31, 1999, the Company has not received any financing arranged by the financial advisors. Subsequent to year-end (Note M), the Company received $1,500,000 of financing resulting in the vesting of warrants to purchase 416,000 shares of the Company's common stock.

     In 1999, the Company issued 440,000 shares of its common stock to employees as compensation for services rendered. The stock was valued at the closing stock price on the date of issuance and expensed in the 1999 statement of operations. The Company also issued 200,000 shares of its common stock for cash proceeds totaling $50,000.

     Also, in 1998, the Company acquired assets, properties, rights and the business of Milton Magazine, a magazine which had been published by the family of Milton Berle. As of the date of this Report, it is not anticipated that the Company will make any effort to publish this magazine in the future.

Employees

     At April 30, 2000, the Company had 18 full time employees, including six persons in its Editorial department, four in sales, six in administration and two in its production department. The Company engages additional persons on an "as needed" basis, depending upon the number of projects in which the Company is involved, on a part time employee or independent contractor basis. Management believes that its relationship with its employees is satisfactory. No employee is a member of any union.

Competition

     The Company competes with publicly and privately held companies in the publishing business. Specifically, management view Interview (circulation 150,000), Paper (circulation 75,000) and Surface Magazine (circulation 50,000) as the principal competitors to the Company's magazine, each of whom are believed to have greater resources, both financial and otherwise, than the resources presently available to the Company.

     While there are numerous competitors in the print magazines, such as Wallpaper, Details & Paper, the online efforts of most competitors are minimal. The Company believes that the major competition for the site will be from the mass market portals Excite, Yahoo, et al., and to a lesser extent, from the affinity portals that appeal to segments of the Detour audience, e.g. TimeOut and iVillage.

     Current competitors to Detour Magazine has not established a strong Internet presence beyond providing an online version of their print content. They include Details, Paper and Wallpaper. Other major fashion and entertainment print titles with on-line offerings include Elle (ElleShop), Glamour, GQ, In Style (Instylenetwork), Mademoiselle, People, Playboy, Rolling Stone and Spin. However, unlike these competitors, Detour Online will be offering a comprehensive community site which extends its existing print brand to leverage its strength in both cutting edge fashion and entertainment.

Portal/community/city guide sites:

     The major players include America Online/Digital City, Disney/Go Network, Excite, Lycos, Microsoft/Sidewalk, Ticketmaster- City Search, TimeOut and Yahoo. To date, each of these companies has been positioned to focus on capturing the mass market on-line audience. Other more specialized sites within this segment that are focused around gender or lifestyle include PlanetOut, iVillage, and Women.com. In contrast to these competitors, Detour Online offers specialized content appealing across genders to a "hipper" and less mass market oriented demographic.

Online and traditional entertainment/media companies:

     Online media companies include CNet, EOnline, UltimateTV, and ZDNet. Traditional media company competitors include NewsCorp (Fox), Sony (SonyOnline), Time-Warner (Pathfinder and Warner Online), and Viacom (Nickelodeon, MTV, etc.).

     The Company believes that building a strong Detour brand based on proprietary content, combined with its ability to deliver targeted audiences to advertisers and the overall cost- effectiveness of the advertising medium it offers are principal competitive advantages. However, many of the Company's competitors, current and potential, may have greater financial or technical resources, and the Company could face additional competitive pressures that would have a material and adverse effect on the Company's business, results of operations and financial conditions.

Trademarks

     The Company has been issued a federal registration of the trademark Detour with the United States Patent and Trademark Office, Washington, D.C. and the application has been assigned a filing date of September 2, 1997, Serial No. 75-350798.

Government Regulations

     The Company is not subject to any extraordinary governmental regulations relating to its business.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal place of business consists of approximately 4,180 square feet of advertising and executive office space at 7060 Hollywood Blvd., Suite 1150, Los Angeles, California, for which it pays rent of $6,270 per month, which space is subject to a three year lease which commenced December 1, 1998. This lease contains cost of living increases. In addition, the Company presently leases approximately 2,200 square feet of executive office space at 34 West 22nd. St., 3rd Floor, New York, New York, at a rental fee of $2,993 per month through January 31, 2000 and escalating to $3,140 per month from February 1, 2000 through January 31, 2001, the termination date of the lease. It is anticipated that the Company's present premises will be adequate to meet the Company's needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     By notice dated March 30, 2000, the staff of the Salt Lake City District Office of the Securities and Exchange Commission ("SEC" or "the Commission") has notified the Company and its Chairman, Edward T. Stein, that it is recommending to the SEC that an enforcement action be filed against both the Company and Mr. Stein relating to accuracy of certain of the Company's financial statements in 1997 and 1998. Based on discussions between the staff and the Company's counsel, the Company believes that the enforcement action would be based on: (i) the improper presentation of certain quarterly financial information; and (ii) the failure to record in accordance with generally accepted accounting principles the proper compensation expense resulting from the issuance in 1997 of options to purchase 4,400,000 shares of Common Stock in 1997 to consultants. According to the notice from the Commission, the SEC anticipates alleging that the Company violated
Section 17 A of the Securities Act of 1933 and Section 10B of the Securities Exchange Act of 1934 and various rules promulgated thereunder.

     The Company believes that the issue regarding improper presentation of quarterly financial information relates to the Company's averaging of certain costs and expenses in certain quarterly periods in 1997 and 1998 instead of calculating these costs and expenses precisely. To comply with the staff's requirement, the Company would be required to determine the actual costs and expenses for the affected quarters. The Company is uncertain of what, if any, actual adjustments would be made or the magnitude of such adjustments. No allegation has been made as to the accuracy of these costs and expenses in the related annual financial statements, and the Company does not believe that any of these quarterly adjustments would result in any change in the Company's reported net income for 1997 and 1998.

     The second issue relates to whether the Company recorded the proper amount of compensation expense in connection with the issuance of the options to the consultants. The Company recorded an expense of $21,991, based on the exercise price of the options of $.005 per share. The Company understands that the staff believes that the expense should be the fair market value of the options at the time the options were issued. Under generally accepted accounting principles, any such additional compensation expense in connection with the options would result in a corresponding increase in the paid-in capital of the Company. Thus, while the expense would increase the Company's net loss for 1997, the paid-in capital would be similarly increased and there would be no change to the Company's total deficit in stockholders' equity as of the end of 1997.

     The Company has advised the staff that it wishes to cooperate fully and reach an agreement on an appropriate remedy to resolve this matter. The Company has determined to restate its financial statements to address the concerns raised by the staff. The Company has advised the staff of this intention and is presently involved with the staff to resolve the matter.

     Discussions between the Company and the Commission are ongoing and the Company believes that it will be able to resolve these allegations without the initiation of litigation or the imposition of financial penalties on the Company. This matter, if resolved in a manner different from the expectations of management, could have a material adverse effect on the Company's ability to raise capital and therefore on the operating results and cash flows of future periods.

     The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the Company's financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were presented to the Company's shareholders during the last three months ended December 31, 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     (a) Market Information. The Company's Common Stock is approved for quotation on the National Association of Securities Dealers OTC Bulletin Board. The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

                                                       Bid Price
         Quarter Ended                              High       Low
         -------------                              ----       ---

         March 31, 1998                             $5.13     $2.50
         June 30, 1998                              $3.69     $1.13
         September 30, 1998                         $1.25     $0.31
         December 31, 1998                          $0.63     $0.19

         March 31, 1999                             $0.47     $0.18
         June 30, 1999                              $0.52     $0.30
         September 30, 1999                         $0.51     $0.18
         December 31, 1999                          $0.23     $0.14

     (b) Holders. As of April 25, 2000, there were 69 holders of record of the Company's Common Stock.

     (c) Dividends. The Company did not pay any dividends on its Common Stock during the two years ended December 31, 1999. Pursuant to the laws of the State of Colorado, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the fiscal year ended December 31, 2000. See "Part II, Item 7, Financial Statements."

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

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the fiscal years ended December 31, 1999 and 1998.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the fiscal years ended December 31, 1999 and 1998

     Total revenues declined from $4,368,656 in 1998 (restated) to $3,335,912 in 1999, a decrease of $1,032,744 (23.6%). This decrease was attributable to lower circulation and less advertising revenues resulting from a reduction in the number of copies of each issue of the magazine, due primarily to the Company's lack of operating capital and cash flow shortages. A lesser number of copies of the magazine results in a decrease in the number of copies of the magazine sold.

     Costs of sales were $2,467,872 in 1999, compared to $3,262,246 in 1998, a decrease of $794,374 (32.2%). This was due primarily to a decrease in printing and paper costs, which arose from management's desire to keep costs down due to cash shortages. In addition, as a result of management's attempt to stem losses, the magazine's print orders and book size were decreased by reducing the amount of editorial content while attempting to maintain as much as possible of the existing revenues derived by the Company from its current advertising. Further, the Company recategorized certain editorial costs from general and administrative costs to cost of sales, including salaries for the editorial staff and direct editorial costs such as photographers, writers and expenses related to photo shoots.

     Selling, general and administrative expenses were $4,057,636 in 1998, compared to $1,870,152 in 1999, a decrease of $2,187,484 (53.9%). In order to cut costs and thereby reduce operating losses, the Company undertook several steps during the fiscal years ended December 31, 1998 and 1999, including the following.

     - In November 1998, the Company accepted the resignation of John Evans as President and a director of the Company. As a result, this eliminated annual compensation and related costs, including a Los Angeles apartment and automobile costs which aggregated over $300,000 per year;

     - The Company dismissed several senior and middle managers who had been recruited by Mr. Evans. These reductions included the elimination of the Detour Magazine's editor, a New York sales manager, a fashion editor, a publisher, a chief financial officer, a creative director and several assistants. The number of Company employees had peaked at approximately 25 under Mr. Evans and as a result of these dismissals, the number of employees was reduced to its current level of 18. This downsizing of personnel and other operating costs led to a significant reduction in ongoing operating and payroll costs of approximately $2.6 million on an annual basis. Management believes that the Company has been able to maintain the quality of its magazine despite the loss of these employees.

     - The Company implemented a number of other cost-cutting measures, including among other things: (i) downsizing the New York office as described above; (ii) implementing extensive cuts in travel and entertainment costs; (iii) implementing extensive cuts in other overhead costs including printing, pre-press and paper; and (iv) establishing more stringent budgetary controls over editorial costs.

     The Company's interest expense increased from $563,728 during 1998, to $683,616 during 1999, as a result of additional borrowings during 1999.

     In February 1998, the Company entered into an agreement to purchase certain intangible assets and assumed certain liabilities from Berle-Moll Enterprises, Inc. ("Berle") for a purchase price of $295,842. The Company paid $85,706 in cash (includes acquisition costs of $17,706), issued a note payable to Berle in the amount of $107,164 and assumed certain liabilities in the amount of $120,678. Under the agreement, the Company agreed that if it ceased to publish a magazine under the tradename purchased, promptly upon demand by Berle, the Company would transfer the acquired magazine trademarks to Berle. The acquired intangible assets were being amortized on a straight-line method over five years. Amortization expense for the years ended December 31, 1999 and 1998 was $62,709 and $52,258.

     As a result of the Company's inability to publish the acquired magazine, the Company recorded an asset impairment charge of $198,581 in December 1999, representing the unamortized carrying value of the acquired intangible assets.

     In November 1999, The Company recorded an extraordinary gain of $595,399 in connection with the settlement of two claims for an aggregate of $693,399 by payment of a total of $98,000.

     As a result primarily of reductions in selling, general and administrative expenses, the Company reduced its net loss from $(3,533,343) in 1998 ($.24 per share), to $(1,297,958) ($.12 per share) in 1999.

     The Company's goal was and continues to be to achieve profitability as quickly as possible. However, despite these changes, no assurances can be provided that the Company will achieve profitable operations in the near future, or at all.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had nominal cash. Accounts receivable increased to $193,012 from $76,796 for the similar period in 1998, an increase of $116,216 (151%), which management attributes to the fact that the Company reduced the amount of accounts receivable factored with Riviera Financial, Inc., Los Angeles, California ("Riviera"), which provided for the factoring of monthly domestic accounts receivable. This arrangement was terminated by the Company in 1999. The additional services performed by Riviera are now handled on an in-house basis.

     The  Company  has  numerous   outstanding  notes  payable,   including  the
following:

     In August 1998, the Company obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, to be used for general working capital. This loan C currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. In December 1998, the Company repaid $27,500 of the principal balance. The loan remains in default, and the Company is in negotiations with the lender to work out a proposed repayment plan. As of the date of this report, no definitive agreement has been reached. The loan provides for an exit fee equal to 3% of the original principal amount of the loan
($16,500). Management is currently reviewing its options regarding this obligation, including seeking out other long term lenders. However, no assurances can be provided that such other arrangement will be made to satisfy this obligation. This loan is secured by 1,000,000 shares of the Company's common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation.

     In December 1999, the Company obtained a $200,000 loan from Sigmapath Corporation, which accrues interest at the rate of 6% per annum and became due on March 8, 2000.

     The Company has six other notes payable in the aggregate principal amount of $816,541, bearing interest at rate ranging from 8% to 12% per annum, each of which requires a monthly or quarterly payment. All six notes are due on demand. One of the notes is currently in default, which note has an outstanding principal balance of $75,000 as of the date of this Report. The Company is engaged in discussions with the holder of this note to amortize the balance due in three equal payments, to be paid in full on or before July 31, 2000.

     In 1995, the majority stockholder of the Company loaned the Company $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder. This note is secured by substantially all of the assets of the Company, but is subordinated to the Company's former factoring arrangement. As of December 31, 1999, the principal outstanding balance owed on this obligation totalled $932,313. Accrued interest payable to this stockholder at December 31, 1999 totaled $413,500. Interest expense for this not was $112,000 for each of the years ended December 31, 1999 and 1998.

     Advances from stockholder represent advances made by the majority stockholder of the Company for working capital purposes. At December 31, 1999, the advances bore interest at 12% per annum and were payable on demand. In March 2000, the majority stockholder agreed to reduce the annual interest rate to 8% and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, the Company must use at least 25% of the net proceeds of any financing received by the Company to repay the advances. Further, all of the advances are due and payable in full at such time as the Company has received equity financing of at least $10 million. At December 31, 1999, $2,693,200 of principal was outstanding and classified as short- term. Accrued interest payable to the majority stockholder at December 31, 1999 totaled $472,334. Interest expense on the advances from stockholder was $280,0000 and $157,000 for the year ended December 31, 1999 and 1998, respectively.

     In January 2000, the Company issued 20 units for $5,000 per unit, or a total of $100,000. Each unit consisted of a promissory note of the Company in a principal amount of $5,000, bearing interest at 10% per year and due and payable on April 25, 2000, and 5,000 warrants, each warrant entitling the holder to purchase one share of common stock for $.10 per share at any time through December 31, 2002. The notes were repaid in April 2000.

     In February 2000, the Company issued two units for $100,000 per unit, or a total of $200,000. Each unit consists of a promissory note of the Company in the principal amount of $100,000, bearing interest at 10% per year, due and payable on January 31, 2001, and 75,000 warrants, each warrant entitling the holder to purchase one share of Common Stock for $.10 per share at any time through December 31, 2004.

     Also in February 2000, the Company issued 75,000 shares of its Common Stock in favor of Guillermo Rego and Albert and Niliana Nasser in consideration for these two parties each loaning the Company $55,000 in January 2000. In both cases, the loans were non-interest bearing and were repaid in February 2000. Each party represented to the Company that they were accredited investors.

     In March 2000, the Company issued 3,000,000 shares of Common Stock for $.33 1/3 per share, or a total of $1,000,000. The purchasers received demand registration rights exercisable after September 14, 2000. The Company was in violation of certain representations and warranties made in the stock purchase agreements and has not received waivers of these violations. These violations could subject the Company to damages, including the potential rescission of the shares if waivers cannot be obtained. In April 2000, the Company issued 1,000,000 shares of Common Stock for $.50 per share, for a total of $500,000. The purchaser received demand registration rights exercisable after April 30, 2001.

     Management recognizes that, in order to allow the Company to obtain profitable operations and implement the new business strategy discussed above in
Part I, Item 1, it will be necessary for the Company to raise additional equity capital of at least $2 million in addition to the funds recently raised by the Company. The Company is in discussions with investment bankers and others to provide or assist in providing that financing. However, as of the date of this Report, the Company does not have any written commitments for this financing, and no assurance can be given that Detour will obtain any additional financing. Failure to obtain additional equity capital into the Company will force management to reduce editorial expense, which may affect the quality of the Magazine and abandon its intent to develop its Strategic Plan described hereinabove. Alternatively, management may also reduce the number of copies printed, which will result in a reduction in newsstand and advertising revenue. If these methods are not successful, it is doubtful that the Company will be able to survive and the Company will be forced to liquidate.

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during 1999.

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. The Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

ITEM 7.  FINANCIAL STATEMENTS

                       Financial Statements and Report of

                  Independent Certified Public Accountants

                           DETOUR MAGAZINE, INC.

                           December 31, 1999 and 1998

                                 C O N T E N T S




                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           3


FINANCIAL STATEMENTS

       BALANCE SHEET                                                         4

       STATEMENTS OF OPERATIONS                                              5

       STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY                          6

       STATEMENTS OF CASH FLOWS                                              7

       NOTES TO FINANCIAL STATEMENTS                                         9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Detour Magazine, Inc.

We have audited the accompanying balance sheet of Detour Magazine, Inc. as of December 31, 1999, and the related statements of operations, deficit in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Detour Magazine, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has sustained losses from operations in recent years, its total liabilities exceed its total assets and it has a net working capital deficiency; these factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Los Angeles, California
May 12, 2000



                              Detour Magazine, Inc.

                                  BALANCE SHEET

                                December 31, 1999

                                     ASSETS

CURRENT ASSETS

 Accounts receivable, less allowance for
    doubtful accounts of $99,300                          $       193,012
 Employee advances                                                 46,500
 Prepaid publishing expenses                                       99,187
                                                          ---------------

                 Total current assets                             338,699

FURNITURE AND EQUIPMENT, net                                       49,145

DEPOSITS AND OTHER ASSETS                                          15,510
                                                          ---------------

                                                          $       403,354
                                                          ===============

                 LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft                                         $        69,452
   Accounts payable and accrued expenses                          997,064
   Unexpired subscriptions                                         83,515
   Notes payable                                                1,539,041
   Accrued interest payable                                        41,738
   Advances from stockholder                                    2,693,200
   Note payable to stockholder                                    932,313
   Accrued interest payable to stockholders                       885,834
                                                          ---------------

                 Total current liabilities                      7,242,157


COMMITMENTS AND CONTINGENCIES                                           -

DEFICIT IN STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value,
     10,000,000 shares authorized,
     none issued and outstanding                                        -
   Common stock, $.001 par value,
     25,000,000 shares authorized,
     16,002,669 shares issued and outstanding                      16,002
   Additional paid-in capital                                   5,020,426
   Accumulated deficit                                        (11,875,231)
                                                          ---------------

                 Total deficit in stockholders' equity         (6,838,803)
                                                          ---------------

                                                          $       403,354
                                                          ===============


         The accompanying notes are an integral part of this statement.

                              Detour Magazine, Inc.

                            STATEMENTS OF OPERATIONS

                            Years ended December 31,

                                                                     1999          1998
                                                                ------------   ------------
                                                                                (restated)
Revenue

      Advertising                                               $  2,863,125   $  3,759,774
      Newsstand and subscription, net of returns                     472,787        608,882
                                                                ------------   ------------

                       Total revenue                               3,335,912      4,368,656
                                                                ------------   ------------

Costs and expenses

      Costs of sales and other direct expenses                     2,467,872      3,262,246
      Selling, general and administrative expenses                 1,870,152      4,057,636
                                                                ------------   ------------
                                                                   4,338,024      7,319,882
                                                                ------------   ------------

                       Loss from operations                       (1,002,112)    (2,951,226)
                                                                ------------   ------------

Other expenses

      Interest expense                                              (683,616)      (563,728)
      Asset impairment charge                                       (198,581)             -
      Loss on disposal of assets                                      (9,048)       (18,389)
                                                                ------------   ------------

                       Total other expenses                         (891,245)      (582,117)
                                                                ------------   ------------

                       Net loss before extraordinary item         (1,893,357)    (3,533,343)

Extraordinary gain on extinguishment of debt                         595,399              -
                                                                ------------   ------------

                       Net loss                                 $ (1,297,958)  $ (3,533,343)
                                                                ============   ============

Loss per share of common stock (basic and diluted)
      Net loss before extraordinary item                        $       (.12)          (.24)

      Extraordinary gain on extinguishment of debt                       .04              -
                                                                ------------   ------------


      Net loss per share                                        $       (.08)          (.24)
                                                                ============   ============


        The accompanying notes are an integral part of these statements.

                              Detour Magazine, Inc.

                  STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998

                                             Common Stock         Additional
                                        -----------------------     Paid-in    Accumulated
                                           Share       Amount       Capital      Deficit         Total
                                        ----------  -----------   -----------  ------------   ------------
Balance at January 1, 1998, as
 previously reported                    10,369,336  $    10,369   $ 1,035,068  $ (3,706,919)  $ (2,661,482)

Prior period adjustments

  Stock options issued for services              -            -     3,278,000    (3,278,000)             -
  Overstated accounts receivable                 -            -             -       (59,011)       (59,011)
                                        ----------  -----------   -----------  ------------   ------------

Balance at January 1, 1998, as

  restated                              10,369,336       10,369     4,313,068    (7,043,930)    (2,720,493)


Sale of restricted common stock            593,333          593       444,407             -        445,000


Exercise of stock options                4,400,000        4,400        17,591             -         21,991

Warrants issued for services                                           75,000                       75,000

Net loss for the year (restated)                 -            -             -    (3,533,343)    (3,533,343)
                                        ----------  -----------   -----------  ------------   ------------

Balance at December 31, 1998, as

  restated                              15,362,669       15,362     4,850,066   (10,577,273)    (5,711,845)

Sale of restricted common stock            200,000          200        49,800             -         50,000

Issuance of restricted common stock
  to employees for compensation            440,000          440       120,560             -        121,000

Net loss for the year                            -            -             -    (1,297,958)    (1,297,958)
                                        ----------  -----------   -----------  ------------   ------------

Balance at December 31, 1999            16,002,669  $    16,002   $ 5,020,426  $(11,875,231)  $ (6,838,803)
                                        ==========  ===========   ===========  ============   ============


         The accompanying notes are an integral part of this statement.

                              Detour Magazine, Inc.

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                                         1999           1998
                                                                     ------------   ------------
Cash flows from operating activities:

    Net loss                                                         $ (1,297,958)  $ (3,533,343)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
            Extraordinary gain on extinguishment of debt                 (595,399)             -
            Asset impairment charge                                       198,581              -
            Depreciation of furniture and equipment                        39,547         49,109
            Issuance of common stock for services                         121,000         75,000
            Amortization of intangibles                                    62,709         52,258
            Bad debt expense                                               30,800              -
            Loss on disposal of property and equipment                      9,048         18,389
            Changes in operating assets and liabilities
                Increase (decrease) in accounts receivable               (147,016)       205,093
                Decrease (increase) in prepaid publishing expenses         48,197        (86,304)
                Increase in employee advances                             (46,500)             -
                Increase in security deposits                                   -         (1,760)
                Decrease (increase) in accounts payable and              (203,698)       844,221
                Decrease in unexpired subscriptions                       (55,317)       (53,226)
                Increase in interest payable                              425,289        258,451
                                                                     ------------   ------------

                    Net cash used in operating activities              (1,410,717)    (2,172,112)
                                                                     ------------   ------------

Cash flows from investing activities:

    Purchases of furniture and equipment                                   (6,939)       (25,708)
    Purchase of intangible asset                                                -        (85,707)
                                                                     ------------   ------------

                    Net cash used in investing activities                  (6,939)      (111,415)
                                                                     ------------   ------------


        The accompanying notes are an integral part of these statements.




                              Detour Magazine, Inc.

                      STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,

                                                                         1999           1998
                                                                     ------------   ------------
Cash flows from financing activities:

    Proceeds from notes payable                                      $    873,568   $    650,000
    Principal repayments of notes payable                                 (96,978)      (406,164)
    Advances from stockholder                                             382,155      1,701,069
    Proceeds from issuance of common stock                                 50,000        466,991
                                                                     ------------   ------------

                    Net cash provided by financing activities           1,208,745      2,411,896
                                                                     ------------   ------------

                    Net (decrease) increase in cash                      (208,911)       128,370

Cash at beginning of year                                                 139,459         11,089
                                                                     ------------   ------------

Cash (overdraft) at end of year                                      $    (69,452)  $    139,459
                                                                     ============   ============

Supplemental disclosures of cash flow information Cash paid during the years for:

        Interest                                                     $    128,831   $    82,879
                                                                     ============   ===========

        Income taxes                                                 $          -   $       800
                                                                     ============   ===========

        Non cash investing and financing activities:

           In 1998, the Company acquired certain intangible assets by assuming debt in the amount of $227,842.

             In 1998, the Company converted accounts payable in the amount of $139,951 to a promissory note.

        The accompanying notes are an integral part of these statements.

                              Detour Magazine, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - DESCRIPTION OF BUSINESS

    Detour Magazine, Inc., formerly known as Ichi-Bon Investment Corporation (the "Company"), was incorporated under the laws of the State of Colorado on May 18, 1990. The Company is in the business of publishing an international fashion and entertainment magazine. The Company derives its revenue primarily from advertising, with the balance from circulation. The magazine is published ten times a year with two double issues per year.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Revenue Recognition
    -------------------

    Periodicals published and distributed are sold on a fully returnable basis. Revenue and related costs are recognized at the on-sale date and an allowance for returns is established based upon historical experience, current events and assumptions about future events. Management reviews and revises the estimate for returns periodically. Adjustments to income resulting from such revisions are recorded in the year in which the revisions are made.

    Revenue from the sale of magazine subscriptions, net of certain costs related to their procurement, are deferred and recognized as income over the term of the subscriptions.

    Advertising revenue is recorded net of agency commissions and is recognized at the on-sale date of related issues.

    Prepaid Publishing Expenses
    ---------------------------

    Certain production expenses and other prepaid expenses related to future periodicals are incurred prior to sale. These costs are recorded as prepaid expenses and charged to cost of sales and other direct expenses at the time the related revenues are recognized.

    Furniture and Equipment
    -----------------------

    Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased improvements are amortized over the shorter of the lives of the respective leases or over the service lives of the assets. The straight-line method of depreciation is followed for substantially all assets for financial reporting and income tax purposes. The estimated lives used in determining depreciation are five to seven years.

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Income Taxes
    ------------

    Income taxes are accounted for using the liability method, under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

    At December 31, 1999, the Company has approximately $8,224,000 and $4,152,000 of federal and state net operating loss carryforwards available to offset future taxable income. The losses expire at various years through 2019 for federal purposes and 2012 for state purposes. The deferred tax asset related to these net operating loss carryforwards is $3,271,000 at December 31, 1999. There are no other significant deferred tax asset or liability amounts at December 31, 1999. In the opinion of management, it is more likely than not that these deferred tax assets will not be realized and therefore a valuation allowance has been recorded for 100% of the deferred tax asset.

    The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate due to the increase in the valuation allowance.

    Concentration of Credit Risk
    ----------------------------

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or hedging arrangements. Accounts receivable are typically unsecured and are derived from transactions with and from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable.

    Fair Value of Financial Instruments
    -----------------------------------

    The Company's financial instruments consist of cash, short-term trade receivables and payables, short-term borrowings and amounts due to stockholders. The carrying values of cash and short-term trade receivables and payables approximate their fair values. Based on borrowing rates currently charged to the Company for financing, the carrying values of the short-term borrowings and amounts due to stockholders approximate their estimated fair values.

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Using Estimates
    ---------------

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Advertising Costs
    -----------------

    Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $41,603 and $111,433 for the year ended December 31, 1999 and 1998, respectively.

    Segment Reporting
    -----------------

    The Company is centrally managed and operates in one business segment: publishing.

    Loss per Share
    --------------

    Basic income (loss) per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised. All potential common shares from the exercise of stock options and warrants have been excluded from the denominator of the diluted per-share computation as a result of the net loss incurred by the Company in 1999 and 1998.

    Warrants to purchase 2,100,000 shares of common stock were not included in the computation of diluted loss per share for the year ended December 31, 1999 and 1998 because to do so would have been antidilutive for the periods presented.

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE C - GOING CONCERN MATTERS

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $1,297,958 and $3,533,343 during the years ended December 31, 1999 and 1998. At December 31, 1999, the Company's total liabilities exceeded its total assets by $6,838,803 and the Company had a net working capital deficiency of $6,903,458. The Company is also in default of certain notes payable. These factors, among others, indicate that the Company may be unable to continue as a going concern.

    In  1999,  management  of the  Company  developed  a broad  operational  and financial strategic plan to implement and develop "Detour Online," the Company's e-business operations. The plan calls for the Company to rapidly build its online brand and customer base by: (i) creating an affinity portal that broadly serves a unique market and a highly attractive demographic for advertisers; (ii) leveraging its existing print customer base via aggressive promotions and "advertorials" in the magazine; (iii) developing a strong Internet community base to ensure customer retention and provide future revenue-generating potential; (iv) aggressively marketing to both on and offline via special events and promotions; and (v) pursuing content and e-commerce partners to increase revenue and customer acquisition. Additional components of the Plan include: (i) launching two Internet domains, www.DetourTV.com and www.iDetour.com; (ii) the restructuring of the Company's magazine operations in order to eliminate historic operating losses; and (iii) the commencement of the Company's e-marketing subscription programs in conjunction with www.Enews.com, a major Internet magazine retailer.

    In order to cut costs and thereby reduce operating losses, the Company undertook several steps during the years ended December 31, 1998 and 1999. In November 1998, the Company accepted the resignation of its president and a director of the Company. This action eliminated annual compensation and related costs, including a Los Angeles apartment and automobile costs. The Company dismissed several senior and middle managers. These reductions included the elimination of the magazine's editor, a New York sales manager, a fashion editor, a publisher, a chief financial officer, a creative director and several assistants. The number of Company employees had peaked at approximately 25 and as a result of these dismissals, the number of employees was reduced to its current level of 18. This downsizing of personnel and other operating costs led to a reduction in ongoing operating and payroll costs. Management believes that the Company has been able to maintain the quality of its magazine despite the loss of these employees.

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE C - GOING CONCERN MATTERS - Continued

    The  Company  implemented  additional   cost-cutting  measures,   including:
    downsizing the New York office, extensively reducing travel and entertainment costs, reducing other overhead costs including printing, pre-press and paper, and establishing more stringent budgetary controls over editorial costs.

    Going forward, significant amounts of additional cash will be needed to pay the costs to implement the new business plan and to fund losses until the Company is profitable. While there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing to support its business plan and is exploring a number of alternatives in this regard. As discussed in Note M to the financial statements, the Company has raised $1,500,000 through the issuance of its common stock subsequent to December 31, 1999. However, as discussed in Note M, some uncertainties exist related to $1,000,000 of these stock issuances. The Company is continuing to seek additional financing and is exploring alternatives that include strategic investors. As discussed in Note J-2, the Company's ability to raise additional capital could be affected by the resolution of a current proceeding by the Securities and Exchange Commission.

    To implement the proposed business plan and to fund associated restructuring costs and operating losses, the Company also will be required to restructure certain of its outstanding debt and other financing arrangements. Several alternatives are being considered.

    Management believes that, despite the financial hurdles and funding uncertainties going forward, it has developed a business plan that, if successfully funded and executed, can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

    In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE D - ACCOUNTS RECEIVABLE

    During 1999 and 1998, the Company sold a majority of its advertising accounts receivable to a finance company without recourse. The receivables were sold at a discount ranging from 2.5% to 9% on a pre-approved basis (average discount rate of 5% per month for 1999 and 1998), with a "hold-back" of 11% on each invoice until payment of the receivables. Therefore, the finance company was only factoring 89% of the Company's eligible advertising receivables. The finance company provided certain credit services for the Company, such as obtaining credit reports on customers and collections. In December 1999, the Company discontinued selling its accounts receivable and the remaining amount due from the finance company at December 31, 1999 was not significant. Finance fees for the years ended December 31, 1999 and 1998 totaled $117,524 and $222,397, respectively, and are included in interest expense on the statement of operations. Proceeds received from the sales of accounts receivable are included in cash flows from operating activities in the statements of cash flows.

NOTE E - FURNITURE AND EQUIPMENT

    Furniture and equipment at December 31, 1999 consist of the following:

    Office equipment                               $155,399
    Furniture and fixtures                           63,666
                                                   --------

                                                    219,065

    Less accumulated depreciation                  (169,920)
                                                   --------

                                                   $ 49,145
                                                   ========

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE F - NOTES PAYABLE

   Notes payable at December 31, 1999 consist of the following:

   Note due in December 1998. The note bore interest at 18%
   through its maturity date and currently  bears  interest
   at 28%. The Company is in default of this note, which is
   personally guaranteed by the Company's majority stockholder.      $   522,500

   Note payable, principal and unpaid interest due on March
   8, 2000.  The note bears interest at 6%. The note was not
   repaid on the due date and the Company is currently in
   default of this note.                                                 200,000

   Six notes payable, bearing interest at rates ranging from
   8% to 12% and requiring monthly or quarterly interest payments.
   All six notes are payable on demand.                                  816,541
                                                                     -----------

                                                                     $ 1,539,041

                                                                     ===========

   Interest expense on these notes payable totaled $175,000 and $72,000 for the year ended December 31, 1999 and 1998, respectively.

NOTE G - AMOUNTS DUE TO STOCKHOLDERS

    Note payable to stockholder represents advances of $932,313 made to the Company in 1995. The note bears interest at 12% per year, is payable on demand, and is collateralized by substantially all the assets of the Company. At December 31, 1999, the full amount of principal is outstanding. Accrued interest payable to this stockholder at December 31, 1999 totaled $413,500. Interest expense for this note was $112,000 for each of the years ended December 31, 1999 and 1998.

    Advances from stockholder represent advances made by the majority stockholder of the Company for working capital purposes. At December 31, 1999, the advances bore interest at 12% per annum and were payable on demand. In March 2000, the majority stockholder agreed to reduce the annual interest rate to 8% and modified the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, the Company must use at least 25% of the net proceeds of any financing received by the Company to repay the advances. Further, all of the advances are due and payable in full at such time as the Company has received equity financing of at least $10,000,000. At December 31, 1999, $2,693,200 of principal is outstanding and classified as short-term. Accrued interest payable to the majority stockholder at December 31, 1999 totaled $472,334. Interest expense on the advances from stockholder was $280,000 and $157,000 for the year ended December 31, 1999 and 1998, respectively.

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE H - ASSET IMPAIRMENT CHARGE

    In February 1998, the Company entered into an agreement to purchase certain intangible assets from and assumed certain liabilities of Berle-Moll Enterprises, Inc. ("Berle") for a total purchase price of $295,842. The Company paid $85,706 in cash (including acquisition costs of $17,706), issued a note payable to Berle in the amount of $107,164 and assumed certain liabilities in the amount of $120,678. Under the agreement, the Company agreed that if it ceased to publish the acquired magazine acquired under the trademark purchased, promptly upon demand by Berle, the Company would transfer the magazine trademarks to Berle. The acquired intangible assets were being amortized on a straight-line method over five years. Amortization expense for the years ended December 31, 1999 and 1998 was $62,709 and $52,258.

    As a result of the Company's inability to publish the magazine under the acquired trademark, the Company recorded an asset impairment charge of $198,581 in December 1999, representing the unamortized carrying value of the acquired intangible assets.

NOTE I - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

    In 1999, the Company recorded an extraordinary gain of $595,399 in connection with the settlement of two liabilities aggregating $693,399 by payment of a total of $98,000.

NOTE J - COMMITMENTS AND CONTINGENCIES

     1.  Operating Leases
         ----------------

    The Company conducts its operations from two facilities that are leased under separate three year non-cancelable operating leases expiring in January 2001 and November 2001. The Company is required to pay its proportionate share of utilities and real estate taxes at one of its locations.

    Rent expense for the years ended December 31, 1999 and 1998 was $119,862 and $134,884, respectively.

    Minimum future rental payments under non-cancelable operating leases as of December 31, 1999 are as follows:

           Year ending December 31,                    Amount

           ------------------------              -------------------
                    2000                              $112,796
                    2001                                72,112
                                                      --------
                    Total                             $184,908
                                                      ========

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

    2.  Investigation by the Securities and Exchange Commission
        -------------------------------------------------------

    By notice dated March 30, 2000, the staff of the Salt Lake City District Office of the Securities and Exchange Commission ("SEC" or "the Commission") has notified the Company and its Chairman that it is recommending to the SEC that an enforcement action be filed against both the Company and its Chairman relating to accuracy of certain of the Company's financial statements in 1997 and 1998. Based on discussions between the Commission's staff and the Company's counsel, the Company believes that the enforcement action would be based on: (i) the improper presentation of certain quarterly financial information; and (ii) the failure to record in accordance with generally accepted accounting principles the proper compensation expense resulting from the issuance to consultants in 1997 of options to purchase 4,400,000 shares of common stock. According to the notice from the Commission, the SEC anticipates alleging that the Company has violated
    Section 17(a) of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, rule 10b-5, Section 13(a) of the Exchange Act and various rules promulgated thereunder.

    The Company believes that the issue regarding improper presentation of quarterly financial information relates to the Company's averaging of certain costs and expenses in certain quarterly periods in 1997 and 1998 instead of calculating these costs and expenses precisely. To comply with the staff's requirement, the Company would be required to determine the actual costs and expenses for the affected quarters. The Company is uncertain of what, if any, actual adjustments would be made or the magnitude of such adjustments. No allegation has been made as to the accuracy of these costs and expenses in the related annual financial statements, and the Company does not believe that any of these quarterly adjustments would result in any change in the Company's reported net income for 1997 and 1998.

    The second issue relates to whether the Company recorded the proper amount of compensation expense in connection with the issuance of the options to the consultants. The Company recorded an expense of $21,991, based on the exercise price of the options of $.005 per share. The Company understands that the staff believes that the expense should be the fair market value of the options at the time the options were issued. Under generally accepted accounting principles, any such additional compensation expense in connection with the options would result in a corresponding increase in the paid-in capital of the Company. Thus, while the expense would increase the Company's net loss for 1997, the paid-in capital would be similarly increased and there would be no change to the Company's total deficit in stockholders' equity as of the end of 1997.

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

    The Company has advised the staff that it wishes to cooperate fully and reach an agreement on an appropriate remedy to resolve this matter. The Company has determined to restate its financial statements to address the concerns raised by the staff. The Company has advised the staff of this intention and is presently involved with the staff to resolve the matter (Note L).

    Discussions between the Company and the staff are ongoing and the Company believes that it will be able to resolve these allegations without the initiation of litigation by the Commission or the imposition of financial penalties on the Company. This matter, if resolved in a manner different from the expectations of management, could have a material adverse effect on the Company's ability to raise capital and therefore on the operating results and cash flows of future periods.

    3.  Litigation
        ----------
    The Company is a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the Company's financial statements.

NOTE K - EQUITY

    In June 1997, the Company adopted the Detour Magazine, Inc. 1997 Non-Qualified Stock Option Plan (the "Plan"), which reserved an aggregate of 4,400,000 shares of the Company's common stock for issuance thereunder. In 1997, the Company authorized the issuance of 4,400,000 options under the Plan to five entities, granting each entity options at an exercise price of $.005 (Note L). All of the issued options were exercised in 1998 and resulted in net proceeds of $21,991. None of the options to purchase shares of the Company's common stock under the Plan were issued in favor of any member of management. At December 31, 1999, there are no further options reserved for issuance under the Plan and there are no outstanding options.

    In 1998, the Company issued 593,333 shares of common stock for cash. Proceeds totaled $445,000. The Company also issued 500,000 warrants to purchase the Company's common stock in exchange for services. The exercise price of the warrants equaled the fair market value of the stock ($.41) at the date of issuance and the warrants expire on December 17, 2003. The estimated fair value of these warrants at the date issued was $.15 per share (total value of $75,000) using a Black-Sholes option pricing model with the following assumptions: volatility of 30%; risk free interest rate of 5%, and an expected term of 5 years. The related expense has been recorded in selling, general and administrative expenses in 1998.

    In 1999, the Company issued 440,000 shares of its common stock to employees as compensation or services rendered. The stock was valued at the closing stock price on the day of issuance and expensed in the 1999 statement of operations. The Company also issued 200,000 shares of its common stock for cash proceeds totaling $50,000.

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE K - EQUITY - Continued

    In December 1999, the Company and its majority stockholder entered into an agreement with two financial advisors to assist the Company in obtaining equity and debt financing and to provide other consulting services, including identifying potential acquisitions and strategic partners, analyzing potential acquisitions and other business arrangements, assisting in strategic planning and business development, market support and assisting in developing e-business plans. In connection with this agreement, the Company issued to each advisor warrants to purchase 800,000 shares of its common stock at an exercise price of $.10 a share. The vesting of such warrants is subject to certain conditions during a service period that extends through September 30, 2000 as follows: (i) 25,000 warrants shall vest per month throughout the service period; (ii) in addition, at such time that the Company receives at least $1,000,000 of financing arranged by the financial advisors, additional warrants shall vest in a ratio equal to the aggregate funds raised divided by $5,000,000; and (iii) in the event of a sale of the Company during the service period, additional warrants vest in an amount equal to the number of vested warrants immediately prior to the sale (effectively doubling the number of vested warrants). In no event shall the number of vested warrants exceed the initial number of warrants of 1,600,000.

    The agreement also provides the financial advisors an option to purchase 3,000,000 shares of common stock of the Company owned by the majority stockholder at an exercise price of $.10. The options shall be exercisable if and only if the Company receives at least $5,000,000 in financing arranged by the financial advisors. The stockholder may terminate the option at any time following the service period by 10-day written notice to the financial advisors, unless the Company has received $5,000,000 of financing, in which case the option terminates twelve months from the date of financing.

    The agreement also provides for cash financing fee of 10% of the funds raised. In addition, the financial advisors may be entitled to cash consulting fees up to $10,000 per month, depending on the amount of funds raised on behalf of the Company.

    Management believe the agreement does not contain a performance commitment because the financial advisors had no disincentive for nonperformance other than the loss of the cash, options and warrants attributable to the work performed. Accordingly, if the financial advisors are successful in obtaining equity and debt financing for the Company, the options and warrants will be measured at their then-current fair value. At December 31, 1999, the Company has not received any financing arranged by the financial advisors. Subsequent to year-end (Note M), the Company received $1,500,000 of financing resulting in the vesting of warrants to purchase 416,000 shares of the Company's common stock.

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE L - PRIOR PERIOD ADJUSTMENTS

    In 1997, the Company issued to consultants options to purchase 4,400,000 shares of common stock with an exercise price of $.005 per share in exchange for services rendered to the Company. The options were not assigned a value and therefore no expense was recorded for such options in the 1997 financial statements. In March 2000, the Company determined that the options were not accounted for correctly. The correction of this error resulted in an increase in the accumulated deficit as of January 1, 1998 of $3,278,000 and an offsetting increase to additional paid-in capital. In addition, the Company increased the accumulated deficit as of January 1, 1998 to correct an overstatement of accounts receivable at January 1, 1998 of $59,011. The aggregate effect of these corrections was to increase the net loss for the year ended December 31, 1997 by $3,337,011.

    The 1998 statement of operations has been restated to reflect the following:

    Net loss for 1998, as previously reported                  $ (3,240,204)
    Overstated consulting revenue                                  (255,223)
    Understated advertising and newsstand revenue                    59,011
    Understated selling, general and administrative expenses        (96,927)
                                                               ------------

    Net loss for 1998, as restated                             $ (3,533,343)
                                                               ============


NOTE M - SUBSEQUENT EVENTS

    In January 2000, the Company issued 20 units for $5,000 per unit, or a total of $100,000. Each unit consists of promissory note of the Company in a principal amount of $5,000, bearing interest at 10% per year due and payable on April 25, 2000, and 5,000 warrants, each warrant entitling the holder to purchase one share of common stock for $.10 per share at any time through December 31, 2002. The notes were repaid in April 2000.

    In February 2000, the Company issued two units for $100,000 per unit, or a total of $200,000. Each unit consists of promissory note of the Company in a principal amount of $100,000, bearing interest at 10% per year due and payable on January 31, 2001, and 75,000 warrants, each warrant entitling the holder to purchase one share of common stock for $.10 per share, at any time through December 31, 2004.

                              Detour Magazine, Inc.

                           December 31, 1999 and 1998

NOTE M - SUBSEQUENT EVENTS - Continued

    In March 2000, the Company issued 3,000,000 shares of common stock for $.33 1/3 per share, or a total of $1,000,000. The purchasers received demand registration rights exercisable after September 14, 2000. The Company was in violation of certain representations and warranties made in the stock purchase agreements and has not received waivers of these violations. These violations could subject the Company to damages, including the potential rescission of t he shares if waivers cannot be obtained. In the opinion of management, after consulting with legal counsel, the damages, if any, resulting from the violations would not be material to the Company's financial position or results of operations.

    In April 2000, the Company issued  1,000,000 shares of common stock for $.50
    per  share,  for  a  total  of  $500,000.   The  purchaser  received  demand
    registration rights exercisable after April 30, 2001.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     In April 2000, the Company filed a report on Form 8-K, advising of the resignation of Marcum & Kleigman LLP as the Company's independent accountant and the retention of Grant Thornton LLP as the Company's independent accountants, who have audited the Company's financial statements for the fiscal years ended December 31, 1999 and 1998 included herein.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and officers of the Company as of the date of this Report are as follows:

Name                       Age          Position
----------------           ---          -------------------------

Edward T. Stein             48          Chairman of Board

Andrew Left                 29          President, Chief
                                        Executive Officer &
                                        Director

Kevin Nesis                 30          Secretary & Director

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers of the Company are appointed by the Board of Directors and serve at the pleasure of the Board, subject to any rights under employment agreements.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     During 1999, the Company promoted Barbara Zawlocki to the position of publisher and promoted the assistant to the editor, Mr. Juan Morales, to the position of editor-in-charge. The Company also decided that the magazine, from a strategic perspective, needed to have an Internet presence to capture a growing share of the advertising and related communications business. In 1999, the Company recruited and hired a new Chief Executive Officer, Mr. Andrew Left, to organize and head up the Company's Internet business, Detour Online. During 1999, Mr. Left also assumed the position of President of the Company.

     Edward T. Stein has been Chairman of the Board and a Director of Detour and its predecessor since January 1995. From November 1998 to April 1999, Mr. Stein served as President of the Company. Since 1986, he has also been President of Edward T. Stein Associates, Ltd., a privately held financial services firm engaged in money management, insurance and financial planning located in Melville, New York, and Prima Capital Management Corp., an affiliated company. Mr. Stein obtained a Bachelor of Science degree from Rider University, where he majored in finance. He devoted approximately 80 hours per month to the business of Detour during the fiscal year ended December 31, 1999. It is expected that Mr. Stein will devote substantially all of his business time to the Company during the fiscal year 2000.

     Andrew Left assumed the position of President and Chief Executive Officer in April 1999, and director in November 1999. Mr. Left received a Bachelor of Arts degree in political science from Northeastern University in 1993. Since his graduation from Northeastern University, Mr. Left managed his family portfolio, specifically in the stock market. During this time he developed an expertise in Internet companies and the Internet. Mr. Left devotes substantially all of his business time to the Company.

     Kevin Nesis has been Secretary and a director of the Company since November 1999. In addition to his positions with the Company, since January 2000, Mr. Nesis has been employed by Time Capital Securities Corp., a privately held NY corporation, where his duties included financial services, estate and tax planning. From April 1997 through January 2000, Mr. Nesis was employed by Edward
T. Stein Associates, Ltd., where his duties included financial services, estate and tax planning. From June 1996 through March 1997, Mr. Nesis was unemployed. Mr. Nesis received a Bachelor of Arts degree from Boston University in 1993 and a Juris Doctor degree from New York Law School in 1996. He also holds a Series 7 and 63 license with the National Association of Securities Dealers, Inc. He devotes approximately 30% of his business time to the business of the Company.

     Barbara Zawlocki was appointed as Publisher of Detour Magazine in December 1998. From 1993 to that date, Ms. Zawlocki was employed by the Company, including positions of Group Advertising Director, Associate Publisher and Advertising Director. Prior to joining the Company, Ms. Zawlocki had approximately 13 years experience in the magazine publishing industry. Ms. Zawlocki received a Bachelor of Arts degree in marketing from New York University in 1980. She devotes substantially all of her business time to the Company.

     Juan Morales was appointed Editor-in Chief of Detour Magazine in July 1999. Mr. Morales began his employment with Detour in 1993 in the positions of staff writer, assistant editor and his current position. Mr. Morales received a Master's Degree in Film Studies in 1986 and a Bachelor of Arts degree in English in 1984 from UCLA. He devotes substantially all of his business time to the Company.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 1999, the Company experienced changes in management. From a review of its available information, it appears that Messrs. Left and Nesis did not file applicable Form 3's with the SEC when they assumed their respective positions with the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to the Company for the years ended December 31, 1999 and 1998 of the then chief executive officer of the Company, as well as those persons who received in excess of $100,000 in annual compensation from the Company during the aforesaid time.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                          ----------------------------

                     Annual Compensation           Awards       Payouts
                   ------------------------  ------------------ -------
                                                     Securities
                                    Other               Under-             All
Name                                Annual  Restricted  lying             Other
and                                 Compen-    Stock   Options/   LTIP   Compen-
Principal          Salary   Bonus   sation    Award(s)   SARs   Payouts   sation
Position    Year     ($)     ($)      ($)       ($)      (#)      ($)      ($)
----------  ----  --------  -----  --------   -------  -------  -------   ------

Edward T.
Stein,(1)   1997  $      0  $   0  $      0   $     0        0  $     0   $    0
President & 1998  $      0  $   0  $      0   $     0        0  $     0   $    0
Director    1999  $      0  $   0  $      0   $     0        0  $     0   $    0

Andrew Left,(1)
President   1999  $      0  $   0  $      0   $     0        0  $     0   $    0

Barbara
Zawlocki,
Publisher   1999  $ 60,000  $   0  $247,166(2)$     0        0  $     0   $    0


(1) Mr. Stein resigned his position as President of the Company in April 1999 and was replaced by Mr. Left at that time.

(2) This compensation was in the form of commissions, which were paid to BZI Media Services, Inc., Ms. Zawlocki's company.

     It is anticipated that Messrs. Stein and Left will execute employment agreements with the Company during the fiscal year ending December 31, 2000. Pursuant to the anticipated terms of these agreements, Messrs. Stein and Left are expected to each receive a salary of $150,000 per annum. The balance of the terms of these agreements have not been determined as of the date of this report. Ms. Zawlocki receives a salary of $60,000, plus commissions which are expected to exceed $100,000.

     The Company reimburses officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company reimbursed Mr. Stein, Chairman of the Company, in the amounts of $113,884 and $84,074, for such expenses during the fiscal year ended December 31, 1998 and 1999, respectively and Ms. Zawlocki in the amount of $37,944 during the fiscal year ended December 31, 1999.

     The Company has no stock plan for employees, but may adopt one in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer, as of May 17, 2000. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner                 Ownership         Class
 -----           -----                 ---------         -----

Common      Edward T. Stein(1)         7,316,829          37.8%
            201 N. Service Rd.
            Suite 100
            Melville, NY 11747

Common      Das Werk AG                1,000,000           5.2%
            SchmidtstraBe 12
            60326 Frankfurt am Maine
            Federal Republic of Germany

                 Name and              Amount and
                Address of             Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner                 Ownership         Class
 -----           -----                 ---------         -----

Common      Andrew Left(1)               400,000           2.1%
            2241 Coldwater Canyon
            Beverly Hills, CA 90210


Common      Kevin Nesis(1)               11,500             *
            201 N. Service Rd.
            Suite 100
            Melville, NY 11747

Common      All Officers and          7,728,329           39.9%
            Directors as a Group
------------------------
*        Less than 1%

(1)      Officer and/or director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company owes Edward T. Stein, principal shareholder and Chairman of the Board of the Company, the principal amount of $2,693,200, which Mr. Stein advanced to the Company for working capital purposes. This obligation originally accrued interest at the rate of 12% per annum and is due upon demand. In March, 2000, the interest rate on this obligation was lowered to 8%. Accrued interest payable at December 31, 1999 totaled $472,334. Interest expense on the advances was $280,000 and $157,000 for the year ended December 31, 1999 and 1998, respectively. Mr. Stein has agreed to defer this obligation. Trilogy-Lexington has advised both Mr. Stein and Detour that it does not believe it will be possible to generate financing for Detour unless the maturity of these advances is deferred. Accordingly, Mr. Stein has agreed that at such time as any arranged financing is received, his loans will become repayable generally as follows:
Detour shall pay at least one-quarter of the net proceeds of any financing received by Detour to repay these obligation and the loans shall be due and payable in full at such time as Detour has received equity financing of at least $10,000,000. Mr. Stein and Detour, following consultation with Trilogy-Lexington, have agreed to appropriately modify the existing note evidencing the loans in conformity with the foregoing.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

         3.1*   Certificate and Articles of Incorporation

         3.2*   Bylaws

         3.3**  Articles of Merger

         3.4    Certificate of Correction dated March 6, 2000

         EX-27  Financial Data Schedule

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed in April 1998 and is incorporated by reference herein.

(b)      Reports on Form 8-K

     In the last fiscal quarter of the fiscal year ended December 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2000.

                                        DETOUR MAGAZINE, INC.
                                        (Registrant)


                                        By:s/ Andrew Left
                                           --------------------------------
                                           Andrew Left, President and Chief
                                           Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 22, 2000.

                                         s/ Edward T. Stein
                                         ----------------------------------
                                         Edward T. Stein, Director


                                         s/ Andrew Left
                                         ----------------------------------
                                         Andrew Left, Director


                                         s/ Kevin Nesis
                                         ----------------------------------
                                         Kevin Nesis, Director

                              DETOUR MAGAZINE, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

EXHIBITS                                                                Page No.

3.4     Certificate of Correction dated March 6, 2000 . . . . . . . . . . . 52

EX-27   Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . 58

                          ARTICLES OF CORRECTION TO THE
            ARTICLES OF AMENDMENT TO THE ARTICLES OF INCORPORATION OF
                              DETOUR MAGAZINE, INC.

     By the unanimous resolution of the Board of Directors of Detour Magazine, Inc., a Colorado corporation (the "Company"), the undersigned hereby executes these Articles of Correction pursuant to Colorado Revised Statutes, ss.7-101-205, and corrects the August 16, 1994 Articles of Amendment to the Articles of Incorporation of the Company as follows:

FIRST: The name of the corporation is Detour Magazine, Inc. (formerly Ichi- Bon Investment Corporation), a Colorado corporation.

SECOND: These Articles of Correction correct the Articles of Amendment to the Articles of Incorporation of the Company (the "Articles of Amendment"), a copy of which is attached hereto.

THIRD: The Articles of Amendment hereby corrected were filed on August 16, 1994.

FOURTH: On August 8, 1994 the shareholders of the Company unanimously resolved and intended to eliminate all shareholders' preemptive rights. The Articles of Amendment inadvertently omitted a statement of revocation of shareholders' preemptive rights. The Company has never in practice recognized, and its shareholders have never asserted or exercised, shareholders' preemptive rights.

FIFTH: The Articles of Amendment are hereby corrected, effective as of August 16, 1994, by inclusion of the following statement:
                  The shareholders shall not have any preemptive rights.

     These Articles of Correction to the Articles of Amendment to the Articles of Incorporation of the Company are executed this 6th day of March, 2000, and are effective as of August 16, 1994.

                                                          SECRETARY OF STATE
                                                          03-09-2000  08:40:06

                                          DETOUR MAGAZINE, INC.


                                          s/Edward T. Stein
                                          -------------------------------
                                          By:  Edward T. Stein
                                          Its:  President

                 Mail to: Secretary of State For office use only
                              Corporations Section
                            1560 Broadway, Suite 200
                                Denver, CO 80202
                                 (303) 894-2251
MUST BE TYPED                  Fax (303) 894-2242          941091220
FILING FEE: $25.00                                         SOS 8-16-94   11:56
MUST SUBMIT TWO COPIES

                                                           ---------------------
                              ARTICLES OF AMENDMENT
Please include a typed               TO THE
self-addressed envelope     ARTICLES OF INCORPORATION


Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

FIRST: The name of the corporation is Ichi-Bon Investment Corporation
                                      -------------------------------

SECOND:  The following amendment to the Articles of Incorporation was adopted on
August 8        19 94       , as prescribed by the Colorado Business Corporation
---------------   ----------
Act, in the manner marked with an X below:

       No shares have been issued or Directors Elected - Action by Incorporators
-----

       No shares have been issued but Directors Elected - Action by Directors
-----

       Such amendment was adopted by the board of directors where shares have ----- been issued.

x      Such amendment was adopted by a vote of the shareholders.  The  number of
-----  shares voted for the amendment was sufficient for approval.

See Attached

THIRD: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows:

not applicable



If these amendments are to have a delayed effective date, please list that date:

----------------------
            (Not to exceed ninety (90) days from the date of filing)

                                        Ichi-Bon Investment Corporation
                                        -------------------------------

                                        By    s/Cheryl L. Okizaki
                                          -----------------------------
                                             Its          President
                                                 ----------------------
                                                          Title

                   AMENDMENTS TO THE ARTICLES OF INCORPORATION

                         ICHI-BON INVESTMENT CORPORATION

     RESOLVED, that Article Fourth of the Articles of Incorpration of the Company is hereby amended to state as follows:

     "The total number of shares of all classes which the Corporation shall have authority to issue is 35,000,000 of which 10,000,000 shares shall be Preferred Shares, par value $.01 per share, and 25,000,000 shall be Common Shares, par value $.001, and the designations, preferences, limitations and relative rights of the shares of each class are as follows:

     1. Preferred Shares

     The Corporation may divide and issue the Preferred Shares in series. Preferred Shares of each series when issued shall be designated to distinguish it from the shares of all other series. The Board of Directors is hereby expressly vested with authority to divide the class of Preferred Shares into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by these Articles of Incorporation and the laws of the State of Colorado in respect to the following:

     (a) The number of shares to constitute such series, and the distinctive designations thereof;

     (b) The rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue;

     (c) Whether the shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption;

     (d) The amount payable upon shares in event of involuntary liquidation;

     (e) The amount payable upon shares in event of voluntary liquidation;

     (f) Sinking fund or other provisions, if any, for the redemption or purchase of shares;

     (g) The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;

     (h) Voting powers, if any; and

     (i) Any other relative right and preferences of shares of such series, including, without limitation, any restriction on an increase in the number of shares of any series theretofore authorized and any limitation or restriction of rights or powers to which shares of any further series shall be subject.

     2. Common Shares

     (a) The rights of holders of Common Shares to receive dividends or share in the distribution of assets in the event of liquidation, dissolution or winding up of the affairs of the Corporation shall be subject to the preferences, limitations and relative rights of the Preferred Shares fixed in the resolution or resolutions which may be adopted from time to time by the Board of Directors of the Corporation providing for the issuance of one or more series of the Preferred Shares.

     (b) The holders of the Common Shares shall be entitled to one vote for each share of Common Shares held by them of record at the time for determining the holders thereof entitled to vote.

     FURTHER RESOLVED, that Article Eleventh is hereby added as an amendment to the Company's Articles of Incorporation, to read as follows:

     The corporation may:

     (a) Indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation), by reason of the fact that he is or was a director, officer, employee, fiduciary or agent of the corporation or is or was a director, officer, employee, fiduciary or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, fiduciary or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses,(including attorney fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, if he acted in good faith and in a manner he reasonably believed to be in the best interest of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, or conviction or upon a plea of nolo contendere or its equivalent shall not of itself create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in the best interests of the corporation and, with respect to any criminal action or proceeding, had reasonable cause to believe his conduct was unlawful.

     (b) The corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, fiduciary or agent of another corporation, partnership joint venture, trust or other enterprise against expenses (including attorney fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in the best interests of the corporation; but no indemnification shall be made in respect of any claim, issue, or matter as to which such person has been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought determines upon application that, despite the adjudication of liability, but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses which such court deems proper.

     (c) To the extent that a director, officer, employee, fiduciary or agent of a corporation has been successful on the merits in defense of any action, suit, or proceeding referred to in (a) or (b) of this Article VI or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorney fees) actually and reasonably incurred by him in connection therewith.

     (d) Any indemnification under (a) or (b) of this Article VI (unless ordered by a court) and as distinguished form (c) of this Article shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the directors, officer, employee, fiduciary or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in (a) or (b) above. Such determination shall be made by the board of directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit, or proceeding, or, if directors so directs, by independent legal counsel in a written opinion, or by the shareholders.

     (e) Expenses (including attorney fees) incurred in defending a civil or criminal action, suit, or proceeding may be paid by the corporation in advance of the final disposition of such action, suit, or proceeding as authorized in
(c) or (d) of this Article VI upon receipt of an undertaking by or on behalf of the director, officer, employee, fiduciary or agent to repay such amount unless it is ultimately determined that he is entitled to be indemnified by the corporation as authorized in this Article VI.

     (f) The indemnification provided by this Article VI shall not be deemed exclusive or any other rights to which those indemnified may be entitled under any bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, and any procedure provided for by any of the foregoing, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, fiduciary or agent and shall inure to the benefit of heirs, executors, and administrators of such a person.

     (g) The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, fiduciary or agent of the corporation or who is or was serving at the request of the corporation as a director, officer, employee, fiduciary or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under provisions of this Article VI.

FURTHER RESOLVED, that Article Twelfth is hereby added to the Company's Articles of Incorporation, to read as follows:

     "The Board of Directors may at any meeting, by a majority vote of the whole Board, sell, lease, exchange and/or convey all of its property and assets, including its good will and/or its corporate franchises, upon such terms and conditions and for such consideration or considerations as the Board of Directors in their sole discretion deem expedient and for the best interest of the Corporation and said consideration or considerations may consist in whole or in part of shares of stock and/or securities of any other corporation or corporations; provided, however, in all such cases the affirmative vote of the holders of one-half (1/2) plus one share of the common stock of said Corporation then issued and outstanding shall be voted in ratification of the Board of Directors, said vote to be taken at a special stockholders' meeting of our said Corporation duly called for that purpose; but nothing herein shall be construed to limit the power of the Board of Directors of our Corporation and said Board shall have power in its sole discretion to sell, lease, exchange and/or convey such parts or parcels of land or personal property or assets as the Board of Directors determine are no longer necessary or expedient to be held by the Corporation. It is, however, specifically understood that the Board of Directors may at their discretion and they have the power to create a lien or mortgage on any or all of the assets of the Corporation in order to borrow money should the Board of Directors feel that it is necessary for the conduct of the business."