Form 10QSB
period 2000-03-31
DETOUR MAGAZINE INC
filed 2000-05-23
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 1, 2000, was 20,152,669 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the three months ended March 31, 2000, are attached hereto.

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

     The Magazine is been published monthly, with the exception of the issues for December/January and June/July, for which one issue is published. The Magazine has been, in general, approximately 150 pages in length, comprised of about 50 to 60 pages of advertising, with the balance in editorial pages.

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the three month periods ended March 31, 2000 and 1999.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999

     The Company's revenues increased to $1,084,007 for the three month period ended March 31, 2000 from $973,368 for the similar period in 1999, an increase of $110,639 (11.4%). This increase in revenues was attributable to an increase in advertising revenues.

     In the three months ended March 31, 2000, costs of sales also increased to $712,947 compared to $564,238 for the similar period in 1999, an increase of $148,709 (26.4%). This was due primarily to the Company recatigorizing certain editorial costs from general and administrative expense to cost of sales, including salaries for the editorial staff and direct editorial costs such as photographers, writers and expenses related to photographic shoots.

     Selling, general and administrative expenses were $665,502 for the three months ended March 31, 2000, compared to $621,231 for the similar period in 1999, an increase of $44,271 (6.6%). This increase was due primarily to an increase in legal and accounting fees applicable to (i) the Company's fund raising activities during this period; and (ii) the SEC investigation described elsewhere herein. In addition, the Company also incurred significant consulting fees relating to the aforesaid funding activities, as well as the implementation of the new business plan more fully described in the Company's Form 10-KSB for the fiscal year ended December 31, 1999. These costs would have increased more significantly had the Company not recategorized certain costs referenced in the cost of sale discussion described above.

     Interest expense rose from $125,858 in the three months ended March 31, 1999, to $201,749 for the three months ended March 31, 2000, an increase of $75,891 (60.3%). This increase was due to a higher level of outstanding borrowings during the quarter ended March 31, 2000, as the Company has borrowed funds over the past year for working capital. See "Liquidity and Capital Resources" below.

     As a result, the Company generated a net loss of $(444,239) for the three months ended March 31, 2000 ($.02 per share) compared to a net loss of $(371,622) for the three months ended March 31, 1999 ($.02 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had $26,824 in cash and cash equivalents. Accounts receivable increased to $461,142 from $272,055 for the similar period in 1999, an increase of $189,087 (41%), which management attributes to the fact that the Company terminated the accounts receivable factoring arrangement which existed with Riviera Financial, Inc., Los Angeles, California ("Riviera"), which provided for the factoring of monthly domestic accounts receivable. This arrangement was terminated by the Company in the fourth quearter of 1999. The services performed by Riviera are now handled on an in-house basis.

     The  Company  has  numerous   outstanding  notes  payable,   including  the
following:

     In August 1998, the Company obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, to be used for general working capital. This loan C currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. In December 1998, the Company repaid $27,500 of the principal balance. The loan remains in default, and the Company is in negotiations with the lender to work out a proposed repayment plan. As of the date of this report, no definitive agreement has been reached. The loan provides for an exit fee equal to 3% of the original principal amount of the loan
($16,500). Management is currently reviewing its options regarding this obligation, including seeking out other long-term lenders. However, no assurances can be provided that such other arrangement will be made to satisfy this obligation. This loan is secured by 1,000,000 shares of the Company's common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation.

     In December 1999, the Company obtained a $200,000 loan from Sigmapath Corporation, which accrues interest at the rate of 6% per annum and became due on March 8, 2000. The Company paid $100,000 on this obligation and is currently negotiating with Sigmapath to to extend the remaining balance until June 30, 2000. There can be no assurances that this note holder will agree to such extension.

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

     Advances from stockholder represent advances made by the majority stockholder of the Company for working capital purposes. At March 31, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, the majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000 and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, the Company must use at least 25% of the net proceeds of any financing received by the Company to repay the advances. Further, all of the advances are due and payable in full at such time as the Company has received equity financing of at least $10 million. At March 31, 2000, $2,693,200 of principal was outstanding and classified as short-term. Accrued interest payable to the majority stockholder at March 31, 2000 totaled $553,909. Interest expense on the advances was $81,575 for the three months ended March 31, 2000.

     Management recognizes that, in order to allow the Company to implement the new Strategic Plan described in the Company's Form 10-KSB, it will be necessary for the Company to raise additional equity capital of at least $2 million over the amounts raised by the Company through the date of this Report. In this regard, management has had numerous discussions with potential investors, but as of the date of this Report, no definitive arrangement has been reached with any party who has agreed to inject such capital into the business. Failure to obtain this additional equity capital into the Company will force management to reduce editorial expense, which may affect the quality of the magazine. Alternatively, management may also reduce the number of copies printed, which will result in a reduction in newsstand and advertising revenue. If these methods are not successful, it is doubtful that the Company will be able to survive and the Company will be forced to liquidate.

Subsequent Event

     Subsequent to March 31, 2000, the Company completed three separate private offerings of its securities. In April 2000, the Company issued 1,000,000 shares of its common stock to Das Werk AG, a German company, for $.50 per share for net proceeds of $450,000.

The purchasers received demand registration rights exercisable after April 30, 2001. The Company paid consulting fees of $25,000 to each of Lexington Ventures, Inc. and Trilogy Capital Group, Inc., in connection with this investment. The Company relied upon the exemption from registration provided by Regulation S, promulgated under the Securities Act of 1933, as amended, to issue these shares. The other issuances are more fully described under "Part II, Item 2," below.

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the three months ended March 31, 2000.

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize dates using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     By notice dated March 30, 2000, the staff of the Salt Lake City District Office of the Securities and Exchange Commission ("SEC" or "the Commission") has notified the Company and its Chairman, Edward T. Stein, that it is recommending to the SEC that an enforcement action be filed against both the Company and Mr. Stein relating to accuracy of certain of the Company's financial statements in 1997 and 1998. Based on discussions between the staff and the Company's counsel, the Company believes that the enforcement action would be based on: (i) the improper presentation of certain quarterly financial information; and (ii) the failure to record in accordance with generally accepted accounting principles the proper compensation expense resulting from the issuance in 1997 of options to purchase 2,200,000 shares of Common Stock in 1997 to consultants. According to the notice from the Commission, the SEC anticipates alleging that the Company violated Section 17 A of the Securities Act of 1933 and Section 10B of the Securities Exchange Act of 1934 and various rules promulgated thereunder.

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

     The second issue relates to whether the Company recorded the proper amount of compensation expense in connection with the issuance of the options to the consultants. The Company recorded an expense of $22,000, based on the exercise price of the options of $0.01 per share. The Company understands that the staff believes that the expense should be the fair market value of the options at the time the options were issued. Under generally accepted accounting principles, any such additional compensation expense in connection with the options would result in a corresponding increase in the paid-in capital of the Company. Thus, while the expense would increase the Company's net loss for 1997, the paid-in capital would be similarly increased and there would be no change to the Company's total deficit in stockholders' equity as of the end of 1997.

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

ITEM 2.           CHANGES IN SECURITIES

     In January 2000, the Company issued 20 units for $5,000 per unit, or a total of $100,000, to a group of nine investors who represented they were "accredited investors", as that term is defined under the Securities Act of 1933, as amended. Each unit consisted of a promissory note of the Company in a principal amount of $5,000, bearing interest at 10% per year due and payable on April 25, 2000, and 5,000 warrants, each warrant entitling the holder to purchase one share of Common Stock for $.10 per share at any time through December 31, 2002. In connection with these sales, the Company paid consulting fees of $5,000 to each of Trilogy Capital Group, Inc. ("Trilogy") and Lexington Ventures, Inc. ("Lexington"). The notes were repaid in April 2000.

     In February 2000, the Company issued two units for $100,000 per unit, or a total of $200,000, to Koyah Partners L.P. and Koyah Leverage Partners L.P., each of which represented it was an accredited investor. Each unit consists of a promissory note of the Company in the principal amount of $100,000, bearing interest at 10% per year, due and payable on January 31, 2001, and 75,000 warrants, each warrant entitling the holder to purchase one share of Common Stock for $.10 per share at any time through December 31, 2004. In connection with these sales, the Company paid consulting fees of $10,000 to each of Trilogy and Lexington.

     Also in February 2000, the Company issued 75,000 shares of its common stock in favor of Guillermo Rego and Albert and Niliana Nasser in consideration for these two parties each loaning the Company $55,000 in January 2000. In both cases, the loans were non-interest bearing and were repaid in February 2000. Each party represented to the Company that they were an accredited investor.

     In March 2000, the Company issued 3,000,000 shares of Common Stock for $0.33 1/3 per share, or a total of $1,000,000, to Koyah Leverage Partners L.P., Koyah Partners L.P., Western Unified Life Assurance Company and Summit Securities, each of which represented that it was an accredited investor. The purchasers received demand registration rights exercisable after September 14, 2000. The Company was in violation of certain representations and warranties made in the stock purchase agreements and has not received waivers of these violations. These violations could subject the Company to damages including the potential rescission of the shares, if waivers cannot be obtained. In the opinion of management, the damages, if any, resulting from the violations would not be material to the Company's financial position or results of operations. In connection with these sales, the Company paid consulting fees of $50,000 to each of Trilogy and Lexington.

     In each of the aforesaid transactions, the Company relied upon the exemption from registration afforded by Section 4(2) under the

Securities Act of 1933, as amended, and Regulation D promulgated thereunder to issue the securities.

     In February 2000, the Company issued warrants to purchase 15,000 shares of Common Stock for $0.25 per share at any time through January 31, 2005 to Troop Steuber Pasich Reddick & Tobey LLP as compensation for legal services rendered to the Company. The Company issued these warrants without registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act as a transaction not involving a public offering.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION - None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

     The Company filed a report on Form 8-K dated March 22, 2000, advising that its independent public accountant, Marcum & Kliegman LLP, had resigned.

     The Company also filed a report on Form 8-K dated April 3, 2000, advising that the Company had retained Grant Thornton LLP as its independent accountant to audit its financial statements for the year ended December 31, 1999.

     Further, on or about April 12, 2000, the Company filed a report on Form 8-K dated April 3, 2000, advising that the Company had been notified by the Salt Lake City District Office of the Securities and Exchange Commission that it is recommending that an enforcement action be filed against both the Company and Mr. Edward T. Stein, President, relating to the accuracy of certain financial statements in 1997 and 1998.



                              DETOUR MAGAZINE, INC.

                             CONDENSED BALANCE SHEET

                                              (unaudited)   (audited)
                                             For the Three   For the
                                             Month Period   Fiscal Year
                                                 Ended        Ended
                                                March 31,  December 31,
                                                  2000         1999
                                              ----------    ----------
ASSETS:

CURRENT ASSETS
  Cash                                        $   26,824    $        0
  Accounts receivable                            461,142       193,012
  Prepaid expenses and
    other current assets                         105,326       145,687
                                              ----------    ----------
    Total Current Assets                         593,292       338,699
                                              ----------    ----------

PROPERTY AND EQUIPMENT, Net                       46,933        49,145
                                              ----------    ----------
OTHER ASSETS
  Security Deposits                               15,510        15,510
                                              ----------    ----------
    Total Other Assets                            15,510        15,510
                                              ----------    ----------

    TOTAL ASSETS                              $  655,735    $  403,354
                                              ==========    ==========

LIABILITIES AND EQUITY:
----------------------

CURRENT LIABILITIES
  Bank overdraft                              $        0    $   69,452
  Accounts payable and
    accrued expenses                             677,607       997,064
  Deferred Revenue                                72,762        83,515
  Note payable                                 1,596,854     1,539,041
  Accrued interest payable                        11,594        41,738
  Due to stockholder                           2,745,120     2,693,200
  Note payable stockholders                      932,313       932,313
  Interest payable, stockholders                 995,378       885,834
                                              ----------    ----------
    Total Current Liabilities                  7,031,628     7,242,157
                                              ----------    ----------
EQUITY

  Common stock                                    19,002        16,002
  Additional paid-in capital                   5,924,574     5,020,426
  Accumulated deficit                        (12,319,469)  (11,875,231)
                                              ----------    ----------
    TOTAL EQUITY                              (6,375,893)   (6,838,803)
                                              ----------    ----------
    TOTAL LIABILITIES
      AND EQUITY                              $  655,735    $  403,354
                                              ==========    ==========





                              DETOUR MAGAZINE, INC.

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                              For the Three Months Ended March 31,
                           -----------------------------------------
                                   2000                  1999
                           -------------------   -------------------
SALES                      $         1,084,007   $           973,368

COST OF SALES                          712,947               564,238
                           -------------------   -------------------

  GROSS PROFIT                         371,060               409,130

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              665,502               621,231
                           -------------------   -------------------

    OPERATING LOSS                    (294,442)             (212,101)

    Disposal of assets                       0               (33,663)
    Factoring fees                           0                     0
    Forgiveness of debt                 51,952                     0
    Interest expense                  (201,749)             (125,858)
                           -------------------   -------------------

    NET INCOME (LOSS)      $          (444,239)  $          (371,622)
                           ===================   ===================

LOSS PER SHARE OF
  COMMON STOCK             $             (0.02)  $             (0.02)
                           ===================   ===================




                              DETOUR MAGAZINE, INC.

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                           For the Three Months
                                              Ended March 31,
                                         -------------------------
                                             2000          1999
                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                             $  (444,239)  $  (371,622)
                                         -----------   -----------

    Depreciation and amortization              4,763        23,100
    Forgiveness of debt                       51,952             0
    Decrease (increase) in
      accounts receivable                   (268,130)     (190,259)
    Decrease (increase) in prepaid
      expenses and other current assets       40,361        (8,115)
    Increase (decrease) in accounts
      payable and accrued expenses          (371,409)        3,415
    Increase (decrease) in

      deferred revenue                       (10,753)      (23,473)
    Decrease in accrued interest
      payable                                (30,144)            0
    Increase in interest payable,
      stockholder                            109,544       100,000
                                         -----------   -----------
      TOTAL ADJUSTMENTS                     (473,816)      (95,332)
                                         -----------   -----------
      NET CASH (USED IN)
        OPERATING ACTIVITIES                (918,055)     (466,954)
                                         -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                    (2,550)       (7,392)
                                         -----------   -----------
      NET CASH USED IN
        INVESTING ACTIVITIES                  (2,550)       (7,392)
                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bank overdraft                 (69,452)            0
  Net proceeds from notes payable             57,813        60,000
  Net proceeds from stockholder               51,920       286,222
  Proceeds from issuance of stock          1,000,000             0
  Costs of acquiring financing               (92,852)            0
                                           ---------   -----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                           947,429       346,222
                                           ---------   -----------
      NET DECREASE IN CASH                    26,824      (128,124)

      CASH - beginning                             0       139,459
                                           ---------   -----------
      CASH - ending                        $  26,824   $    11,335
                                           =========   ===========



                              DETOUR MAGAZINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Three Month Period Ended March 31, 2000


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

          Earnings per share

     Earnings per share have been computed based on the weighted average number of common shares outstanding. For the three month period prior to the reverse acquisition discussed in the business combination section of Note 2 above, the number of common shares outstanding used in computing earnings per share is the number of common shares outstanding as a result of such reverse acquisition (5,000,000 shares).

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

4.  Review of Report by Independent Auditor

         Effective March 15, 2000, the Securities and Exchange Commission adopted a rule requiring that interim auditor reviews must be undertaken by all companies subject to the Section 12(g) reporting requirements promulgated under the Securities Exchange Act of 1934, as amended. The Company's independent auditor, Grant Thornton LLP, has not reviewed the interim financial statements included in this Report, but it is anticipated that they will do so in the near future and in the event of any requirement that revisions be undertaken by the Company to this Report, the Company will file an amendment accordingly.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DETOUR MAGAZINE, INC.
                                         (Registrant)

                                         Dated:  May 22, 2000


                                         By:s/ Andrew Left
                                            -----------------
                                         Its: President

                              DETOUR MAGAZINE, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................17