Form 10QSB
period 2000-06-30
DETOUR MAGAZINE INC
filed 2000-08-31
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2000

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

                                      90028
                                   (Zip Code)

                                 (323) 469-9444
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 30, 2000, was 20,741,000 shares.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2000, are attached hereto.

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

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the six month periods ended June 30, 2000 and 1999.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Six Month Periods Ended June 30, 2000 and 1999

     During the six month period ended June 30, 2000, the Company's revenues increased from the same period in 1999, as it generated revenues of $2,039,823, compared to revenues of $1,685,084 for the similar period in 1999, an increase of $354,739 (21%). This was attributable to an increase in advertising revenues. In the six month period ended June 30, 2000, costs of sales also increased 32%, to $1,268,421, compared to $962,839 for the similar period in 1999, an increase of $305,582, which was due primarily to the Company recategorizing certain editorial costs from general and administrative expense to cost of sales, including salaries for the editorial staff and direct editorial costs such as photographers, writers and expenses related to photographic shoots. Selling, general and administrative expenses were $1,857,756 for the six months ended June 30, 2000, compared to $1,090,593 for the similar period in 1999, an increase of $767,163 (70%). This increase was due primarily to an increase in legal and accounting fees applicable to (i) the Company's fund raising activities during this period; and (ii) the SEC investigation described elsewhere herein. In addition, the Company also incurred significant consulting fees relating to the aforesaid funding activities, as well as the implementation of the new business plan more fully described in the Company's Form 10-KSB for the fiscal year ended December 31, 1999. These costs would have increased more significantly had the Company not recategorized certain costs referenced in the cost of sale discussion described above.

     Interest expense rose as a result of the Company's need to borrow additional working capital, including the recent fund raising activities referenced above, from $302,871 in the six month period ended June 30, 1999, to $369,459 for the six month period ended June 30, 2000, an increase of $66,588 (22%). See "Liquidity and Capital Resources" below. As a result, the Company generated a net loss of $(1,403,504) for the six month period ended June 30, 2000, ($.07 per share) compared to a net loss of $(733,506) for the six month period ended June 30, 1999 ($.05 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At the end of the six month period ended June 30, 2000, the Company had $142,242 in cash and cash equivalents. Accounts receivable increased to $639,971 from $193,012 for the similar period in 1999, an increase of $446,959 (232%), which management attributes to the fact that (i) the Company terminated the accounts receivable factoring arrangement which existed with Riviera Financial, Inc., Los Angeles, California ("Riviera"), which provided for the factoring of monthly domestic accounts receivable. This arrangement was terminated by the Company in the fourth quarter of 1999. The services performed by Riviera are now handled on an in-house basis; and (ii) advertising billings were higher for the current period.

     The  Company  has  numerous   outstanding  notes  payable,   including  the
following:

     In August 1998, the Company obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, to be used for general working capital. This loan currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. In December 1998, the Company repaid $27,500 of the principal balance. While the Company has paid all interest which had accrued through June, 30, 2000, the loan remains in default, and the Company is continuing negotiations with the lender to work out a proposed repayment plan. As of the date of this report, no definitive agreement has been reached. The loan provides for an exit fee equal to 3% of the original principal amount of the loan
($16,500). Management is currently reviewing its options regarding this obligation, including seeking out other long-term lenders. However, no assurances can be provided that such other arrangement will be made to satisfy this obligation. This loan is secured by 1,000,000 shares of the Company's common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation.

     In December 1999, the Company obtained a $200,000 loan from Sigmapath Corporation, which accrues interest at the rate of 6% per annum and became due on March 8, 2000. The Company paid $100,000 on this obligation and is currently negotiating with Sigmapath to extend the remaining balance. There can be no assurances that this note holder will agree to an extension.

     The Company has seven other notes payable in the aggregate principal amount of $766,540, bearing interest at rates ranging from 8% to 12% per annum, each of which requires a monthly or quarterly payment. Except for one note in the principal amount of $77,972, these notes are due on demand. The one note not due on demand is due February 10, 2001, with the Company obligated to tender monthly payments beginning September 15, 2000.

     In 1995, the majority stockholder of the Company loaned the Company $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder. This note is secured by substantially all of the assets of the Company. Accrued interest payable to this stockholder at June 30, 2000 totaled $469,438. Interest expense for this note was $27,969 for the six month period ended June 30, 2000.

     Advances from stockholder represent advances made by the majority stockholder of the Company for working capital purposes. At June 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, the majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000 and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, the Company must use at least 25% of the net proceeds of any financing received by the Company to repay the advances. Further, all of the advances are due and payable in full at such time as the Company has received equity financing of at least $10 million. At June 30, 2000, $2,585,721 of principal was outstanding and classified as short-term. Accrued interest payable to the majority stockholder at June 30, 2000 totaled $633,871. Interest expense on the advances was $79,962 for the six months ended June 30, 2000.

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

     On June 13, 2000, a former note holder of the Company elected to convert their balance of $150,000 into 250,000 shares of the Company's common stock.

     In June, 2000, the Company issued a 5 year, 10% Convertible Debenture to five investors for aggregate proceeds of $1,000,000. These Debentures also contained warrants to purchase 250,000 shares of the Company's common stock at exercise prices of $.515 per warrant for 125,000 of the warrants and $.5859 per warrant for the remaining 125,000 warrants. The Debentures may be converted at any time during a three year term at a conversion price equal to the lesser of $.90 per share, or 80% of the average three lowest closing bid prices of the Company's common stock during the 22 day trading period prior to conversion. In addition, the Company has undertaken to file a registration statement registering all of the shares of common stock underlying the warrants with the Securities and Exchange Commission within 120 days following the issuance date. However, the Company also has the right to repurchase all or any portion of these Debentures at a purchase price of 135% of the issuance price. Failure of the Company to register the relevant securities or repurchase the Debentures will cause the Company to be charged 2% per month as a penalty. As of the date of this Report, management intends to repurchase these Debentures. However, no assurances can be provided that the Company will have sufficient funds available to repurchase these Debentures.

TRENDS

     As part of the Company's new business strategy, the Company has formed a custom publishing unit to capitalize on the Company's core publishing competency and to leverage its existing editorial, creative and technical publishing skills. In this regard, in July, 20000, the Company signed its initial custom publishing contract with The Vegas Inside.com, which contract has an approximate value of $175,000. Two additional contracts with a combined value of approximately $400,000 are in the process of being negotiated and, while no assurances can be provided, management believes that these contracts will be signed in the next 30 days. The custom publishing contracts have been structured whereby the contracted companies advance hard costs attendant to the publication and share revenue on a percentage basis.

     Management also believes that, while no assurances can be provided, the business of the Company's Magazine will continue to improve advertising and circulation revenues during the balance of the fiscal year ending December 31, 2000.

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the six month period ended June 30, 2000.

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

     The Company has submitted an offer of settlement of this matter, but as of the date of this Report, no definitive settlement agreement has been executed. The terms of this proposed settlement provide that the Company will cease and desist violating securities laws, will amend its Exchange Act filings to accurately reflect the financial condition of the Company, keep its books and records in proper form and maintain a system of internal accounting to insure that future financial statements are prepared in accordance with generally accepted accounting principles. This settlement is currently under consideration and the Company cannot definitively state that the terms included herein will be the final terms of settlement of this matter.

     The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the Company's financial statements.

ITEM 2.  CHANGES IN SECURITIES

     The information concerning the issuance of the Company's $1,000,000 in 10% Convertible Debentures issued in June, 2000 is discussed under "Liquidity and Capital Resources", above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

         (a)      Exhibits

                  EX-27            Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.



                              DETOUR MAGAZINE, INC.

                             CONDENSED BALANCE SHEET

                                              (unaudited)   (audited)
                                                June 30,   December 31,
                                                  2000         1999
                                              ----------    ----------
ASSETS:

CURRENT ASSETS
  Cash                                        $  142,242    $        0
  Accounts receivable                            639,971       193,012
  Prepaid expenses and
    other current assets                         240,893       145,687
                                              ----------    ----------
    Total Current Assets                       1,023,106       338,699
                                              ----------    ----------

PROPERTY AND EQUIPMENT, Net                       52,318        49,145
                                              ----------    ----------
OTHER ASSETS
  Intangibles, net                                     0             0
  Security deposits                               15,510        15,510
                                              ----------    ----------
    Total Other Assets                            15,510        15,510
                                              ----------    ----------

    TOTAL ASSETS                              $1,090,934    $  403,354
                                              ==========    ==========

LIABILITIES AND EQUITY:
----------------------

CURRENT LIABILITIES
  Bank overdraft                              $        0    $   69,452
  Accounts payable and
    accrued expenses                             748,349       997,064
  Deferred revenue                                72,762        83,515
  Due to employees                                39,529             0
  Notes payable                                1,346,854     1,539,041
  Accrued interest payable                        17,124        41,738
  Due to stockholder                           2,585,721     2,693,200
  Note payable stockholders                      932,313       932,313
  Interest payable stockholders                1,103,309       885,834
  Convertible debenture                          846,218             0
                                              ----------    ----------
    Total Current Liabilities                  7,692,179     7,242,157
                                              ----------    ----------
EQUITY:

  Common stock                                    20,741        16,002
  Additional paid-in capital                   6,656,748     5,020,426
  Accumulated deficit                        (13,278,734)  (11,875,231)
                                              ----------    ----------
    Total Equity                              (6,601,245)   (6,838,803)
                                              ----------    ----------
    TOTAL LIABILITIES
      AND EQUITY                              $1,090,934    $  403,354
                                              ==========    ==========




                              DETOUR MAGAZINE, INC.

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                               For the Six Months Ended June 30,
                           -----------------------------------------
                                   2000                  1999
                           -------------------   -------------------
SALES                      $         2,039,823   $         1,685,084

COST OF SALES                        1,268,421               962,839
                           -------------------   -------------------

  GROSS PROFIT                         771,402               722,245

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            1,857,756             1,090,593
                           -------------------   -------------------

    OPERATING LOSS                  (1,086,354)             (368,348)

    Disposal of assets                       0                (9,048)
    Factoring fees                           0               (53,239)
    Forgiveness of debt                 52,309                     0
    Interest expense                  (369,459)             (302,871)
                           -------------------   -------------------

    NET INCOME (LOSS)      $        (1,403,504)  $          (733,506)
                           ===================   ===================

LOSS PER SHARE OF
  COMMON STOCK             $             (0.07)  $             (0.05)
                           ===================   ===================




                              DETOUR MAGAZINE, INC.

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                           For the Three Months
                                              Ended March 31,
                                         -------------------------
                                             2000          1999
                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                             $(1,403,504)  $  (733,506)
                                         -----------   -----------

    Depreciation and amortization             10,777        51,355
    Bad debt expense                               0        36,340
    Loss on disposal of fixed asset                0         9,048
    Forgiveness of debt                       52,309             0
    Decrease (increase) in
      accounts receivable                   (446,959)     (179,772)
    Decrease (increase) in prepaid
      expenses and other current assets     (141,706)      (34,224)
    Increase (decrease) in accounts
      payable and accrued expenses          (248,715)      (86,542)
    Increase (decrease) in

      deferred revenue                       (10,753)      (42,285)
    Due employees                             86,029             0
    Decrease in accrued interest payable     (24,614)            0
    Increase in interest payable,
      stockholder                            217,475       260,816
                                         -----------   -----------
      TOTAL ADJUSTMENTS                     (506,157)       14,736
                                         -----------   -----------
      NET CASH (USED IN)
        OPERATING ACTIVITIES              (1,909,661)     (718,770)
                                         -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                   (13,949)       (7,392)
                                         -----------   -----------
      NET CASH USED IN
        INVESTING ACTIVITIES                 (13,949)       (7,392)
                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bank overdraft                 (69,452)            0
  Net proceeds from (payments on)
    notes payable                            601,722        60,000
  Net proceeds from (payments to)
    stockholder                             (107,479)      467,922
  Proceeds from issuance of stock          1,500,000        97,000
  Cost of acquiring financing                141,061             0
                                         -----------   -----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                         2,065,852       624,922
                                         -----------   -----------

      NET DECREASE IN CASH                   142,242      (101,240)

      CASH - beginning                             0       139,459
                                         -----------   -----------
      CASH - ending                      $   142,242   $    38,218
                                         ===========   ===========

                              DETOUR MAGAZINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      Six Month Period Ended June 30, 2000

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

2.   Basis of Presentation

          Business combination

     On June 6, 1999, pursuant to the terms of an Agreement and Plan of Reorganization, Ichi-Bon Investment Corporation ("IBI") acquired all of the outstanding common stock of Detour, Inc. ("Old Detour") in exchange for 4,500,000 unregistered shares of IBI's common stock. As a result of the transaction, the former shareholders of Old Detour received shares representing an aggregate of 90% of IBI's outstanding common stock, resulting in a change in control of IBI. As a result of the merger, IBI was the surviving entity and Old Detour ceased to exist. Simultaneously therewith, IBI amended its articles of incorporation to reflect a change in IBI's name to "Detour Magazine, Inc." References to the "Company" or "Detour" refer to Detour Magazine, Inc. together with the predecessor company, Old Detour.

     The acquisition of Old Detour has been accounted for as a reverse acquisition. Under the accounting rules for a reverse acquisition, Old Detour is considered the acquiring entity. As a result, historical financial information for periods prior to the date of the transaction are those of Old Detour. Under purchase method accounting, balances and results of operations of Old Detour will be included in the accompanying financial statements from the date of the transaction, June 6, 1999. The Company recorded the assets and liabilities (excluding intangibles) at their historical cost basis which was deemed to be approximate fair market value. The reverse acquisition is treated as a non-cash transaction except to the extent of cash acquired, since all consideration given was in the form of stock.

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

                                       DETOUR MAGAZINE, INC.
                                       (Registrant)

                                       Dated:  August 31, 2000


                                       By:  s/ Andrew Left
                                          --------------------------
                                          Andrew Left, President

                              DETOUR MAGAZINE, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule.............................................16