Form 10QSB
period 2000-09-30
DETOUR MAGAZINE INC
filed 2000-11-20
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of October 18, 2000, was 21,314,765 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 2000, are attached hereto.

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

     The following information is intended to highlight developments in the Company's operations to present the results of operations of the Company, to identify key trends affecting the Company's businesses and to identify other factors affecting the Company's results of operations for the nine month periods ended September 30, 2000 and 1999.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Nine Month Periods Ended September 30, 2000 and 1999

     During the nine month period ended September 30, 2000, the Company's revenues increased from the same period in 1999, as it generated revenues of $3,286,486, compared to revenues of $2,560,479 for the similar period in 1999, an increase of $726,007 (28%). This was attributable to an increase in advertising revenues. In the nine month period ended September 30, 2000, costs of sales also increased 28%, to $2,237,673, compared to $1,753,470 for the similar period in 1999, an increase of $484,203, which was due primarily to the Company recategorizing certain editorial costs from general and administrative expense to cost of sales, including salaries for the editorial staff and direct editorial costs such as photographers, writers and expenses related to photographic shoots. Selling, general and administrative expenses were $3,323,268 for the nine months ended September 30, 2000, compared to $1,340,493 for the similar period in 1999, an increase of $1,982,775 (148%). This increase was due primarily to an increase in legal and accounting fees applicable to (i) the Company's fund raising activities during this period; and (ii) the SEC investigation described elsewhere herein. In addition, the Company also incurred significant consulting fees relating to the aforesaid funding activities, as well as the implementation of the new business plan more fully described in the Company's Form 10-KSB for the fiscal year ended December 31, 1999. These costs would have increased more significantly had the Company not recategorized certain costs referenced in the cost of sale discussion described above.

     Interest expense rose as a result of the Company's need to borrow additional working capital, including the fund raising activities referenced above, from $394,889 in the nine month period ended September 30, 1999, to $537,191 for the nine month period ended September 30, 2000, an increase of $142,302 (36%). See "Liquidity and Capital Resources" below. As a result, the Company generated a net loss of $(2,759,338) for the nine month period ended September 30, 2000, ($.12 per share) compared to a net loss of $(917,054) for the nine month period ended September 30, 1999 ($.06 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At the end of the nine month period ended September 30, 2000, the Company had $4,874 in cash and cash equivalents. Accounts receivable increased to $808,685 from $145,687 for the similar period in 1999, an increase of $662,998 (455%), which management attributes to the fact that (i) the Company terminated the accounts receivable factoring arrangement which existed with Riviera Financial, Inc., Los Angeles, California ("Riviera"), which provided for the factoring of monthly domestic accounts receivable. This arrangement was terminated by the Company in the fourth quarter of 1999. The services performed by Riviera are now handled on an in-house basis; and (ii) advertising billings were higher for the current period. Relevant to factoring arrangements, as of the date of this Report, the Company is negotiating a new factoring arrangement with Receivable Financing Corp., Boca Raton, Florida. The Company is considering which accounts it intends to factor as part of this arrangement and upon reaching a decision in this regard, it is expected that a definitive agreement will be executed.

     The  Company  has  numerous   outstanding  notes  payable,   including  the
following:

     In August 1998, the Company obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, to be used for general working capital. This loan currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. In December 1998, the Company repaid $27,500 of the principal balance. While the Company has paid all interest which had accrued through June, 30, 2000, the loan remains in default, and the Company is continuing negotiations with the lender to work out a proposed repayment plan. As of the date of this report, no definitive agreement has been reached. The loan provides for an exit fee equal to 3% of the original principal amount of the loan
($16,500). Management is currently reviewing its options regarding this obligation, including seeking out other long-term lenders. However, no assurances can be provided that such other arrangement will be made to satisfy this obligation. This loan is secured by 1,000,000 shares of the Company's common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation. Upon information and belief, the Company believes that this lender has begun foreclosing on the shares of Company common stock held as security for the loan. Management believes that, as of the date of this Report, no shares have been sold to satisfy this obligation.

     In December 1999, the Company obtained a $200,000 loan from Sigmapath Corporation, which accrues interest at the rate of 6% per annum and became due on March 8, 2000. The Company paid $100,000 on this obligation. While the Company has not received any further correspondence from this lender, there can be no assurances that this note holder will agree to an extension.

     The Company has eight other notes payable in the aggregate principal amount of $819,540, bearing interest at rates ranging from 8% to 12% per annum, all of which require a monthly or quarterly payment of principal and/or interest. Except for one note in the principal amount of $77,972, these notes are due on demand. The one note not due on demand is due February 10, 2001, with the Company obligated to tender monthly payments beginning September 15, 2000. This payment has not been tendered by the Company, but no further communication has been received by the Company in relation to this obligation.

     In 1995, the majority stockholder of the Company loaned the Company $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who, upon information and belief, has assigned portions of this note to other unaffiliated parties. This note is secured by substantially all of the assets of the Company, except for accounts receivable. Accrued interest payable to this stockholder at September 30, 2000 totaled $497,407. Interest expense for this note was $83,907 for the nine month period ended September 30, 2000.

     Advances from stockholder represent advances made by the majority stockholder of the Company for working capital purposes. At September 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, the majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000 and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, the Company must use at least 25% of the net proceeds of any financing received by the Company to repay the advances. Further, all of the advances are due and payable in full at such time as the Company has received equity financing of at least $10 million. At September 30, 2000, $2,585,721 of principal was outstanding and classified as short-term. Accrued interest payable to the majority stockholder at September 30, 2000 totaled $711,744. Interest expense on the advances was $239,410 for the nine months ended September 30, 2000.

     Management recognizes that, in order to allow the Company to implement the new Strategic Plan described in the Company's Form 10-KSB, it will be necessary for the Company to raise additional equity capital of at least $2 million over the amounts raised by the Company through the date of this Report, not including any additional capital required for any acquisitions. In this regard, management has had numerous discussions with potential investors, but as of the date of this Report, while management believes that some form of financing will be undertaken in the near future, no definitive arrangement has been reached with any party who has agreed to inject such capital into the business. Failure to obtain this additional equity capital into the Company will force management to reduce editorial expense, which may affect the quality of the magazine. Alternatively, management may also reduce the number of copies printed, which will result in a reduction in newsstand and advertising revenue. If these methods are not successful, it is doubtful that the Company will be able to survive and the Company will be forced to liquidate.

SUBSEQUENT EVENT

     In regard to possible acquisitions, in October 2000, the Company has executed a non-binding letter of intent to acquire all of the assets of Pacific Event Productions, Inc., a privately held California corporation ("PEP") engaged in the business of producing social and business events and functions. These assets include contract rights (except those assets which are unrelated to the business of the Company or which the Company elects not to acquire). If consummated, the Company will also assume certain liabilities related to the assets to be acquired, and will retain certain members of PEP's management to render service to the Company. The proposed purchase price for the assets will be determined as part of the definitive agreement to purchase the assets and will relate to an agreed upon reconstructed income and expense statement, to include only recurring expenses, with the purchase price to be five times PEP's EBITDA. The purchase price will be paid 60% in cash, 20% in Convertible Preferred Stock and the balance of 20% to be paid as part of a covenant not to compete, payable pursuant to a note payable over a five year term, consistent with the term of the covenant. There can be no assurances that this proposed asset acquisition will occur.

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

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material affect on the results of operations during the nine month period ended September 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     As previously reported by the Company, by notice dated March 30, 2000, the staff of the Salt Lake City District Office of the Securities and Exchange Commission ("SEC" or "the Commission") notified the Company and its Chairman, Edward T. Stein, that it recommended to the SEC that an enforcement action be filed against both the Company and Mr. Stein relating to accuracy of certain of the Company's financial statements in 1997 and 1998. Based on discussions between the staff and the Company's counsel, the Company believed that the enforcement action would be based on: (i) the improper presentation of certain quarterly financial information; and (ii) the failure to record in accordance with generally accepted accounting principles the proper compensation expense resulting from the issuance in 1997 of options to purchase 2,200,000 shares of Common Stock in 1997 to consultants. According to the notice from the Commission, the SEC anticipates alleging that the Company violated Section 17 A of the Securities Act of 1933 and Section 10B of the Securities Exchange Act of 1934 and various rules promulgated thereunder.

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

     After discussions between the SEC staff and counsel to Detour and Mr. Stein, the Company submitted an offer of settlement of this matter and it is anticipated that the offer will be accepted by the SEC in the near future. The offer of settlement will result in the entry of a definitive Order Instituting Cease and Desist Proceedings pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934. The terms of this Order will provide that the Company will cease and desist from violating securities laws, will amend its Exchange Act filings to accurately reflect the financial condition of the Company, keep its books and records in proper form and maintain a system of internal accounting to insure that future financial statements are prepared in accordance with generally accepted accounting principles. The the Order will also drop all matters relating to Mr. Stein.

     The Company has been named as a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the Company's financial statements.

ITEM 2.           CHANGES IN SECURITIES

     During the three month period ended September 30, 2000, the Company issued an aggregate of 414,760 shares of its common stock in favor of five unaffiliated entities in exchange for consulting services. These shares were valued at the market price of the Company's common stock on the date the shares were issued.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION - None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                   None.



                              DETOUR MAGAZINE, INC.

                             CONDENSED BALANCE SHEET

                                              (unaudited)   (audited)
                                             September 30, December 31,
                                                  2000         1999
                                              ----------    ----------
ASSETS:

CURRENT ASSETS
  Cash                                        $    4,874    $        0
  Accounts receivable                            808,685       193,012
  Prepaid expenses and
    other current assets                         325,934       145,687
                                              ----------    ----------
    Total Current Assets                       1,139,494       338,699
                                              ----------    ----------

PROPERTY AND EQUIPMENT, Net                       49,351        49,145
                                              ----------    ----------
OTHER ASSETS
  Intangibles, net                                     0             0
  Security deposits                               15,510        15,510
                                              ----------    ----------
    Total Other Assets                            15,510        15,510
                                              ----------    ----------

    TOTAL ASSETS                              $1,204,354    $  403,354
                                              ==========    ==========

LIABILITIES AND EQUITY:
----------------------

CURRENT LIABILITIES
  Bank overdraft                              $  124,334    $   69,452
  Accounts payable and
    accrued expenses                           1,257,750       997,064
  Deferred revenue                                72,762        83,515
  Due to employees                                39,529             0
  Notes payable                                1,367,351     1,539,041
  Accrued interest payable                        79,014        41,738
  Due to stockholder                           2,622,221     2,693,200
  Note payable stockholders                      932,313       932,313
  Interest payable stockholders                1,209,151       885,834
  Convertible debenture                                0             0
                                              ----------    ----------
    Total Current Liabilities                  8,704,425     7,242,157
                                              ----------    ----------
EQUITY:

  Common stock                                    21,166        16,002
  Additional paid-in capital                   7,113,330     5,020,426
  Accumulated deficit                        (14,634,567)  (11,875,231)
                                              ----------    ----------
    Total Equity                              (7,500,071)   (6,838,803)
                                              ----------    ----------
    TOTAL LIABILITIES
      AND EQUITY                              $1,204,354    $  403,354
                                              ==========    ==========





                              DETOUR MAGAZINE, INC.

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                               For the Nine Months Ended June 30,
                           -----------------------------------------
                                   2000                  1999
                           -------------------   -------------------
SALES                      $         3,286,486   $         2,560,479

COST OF SALES                        2,237,673             1,753,470
                           -------------------   -------------------

  GROSS PROFIT                       1,048,812               807,009

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES            3,323,268             1,340,493
                           -------------------   -------------------

    OPERATING LOSS                  (2,274,456)             (533,484)

    Disposal of assets                       0                (9,048)
    Factoring fees                           0               115,558
    Forgiveness of debt                 52,309               135,925
    Interest expense                   537,191              (394,889)
                           -------------------   -------------------

    NET INCOME (LOSS)      $        (2,759,338)  $          (917,054)
                           ===================   ===================

LOSS PER SHARE OF
  COMMON STOCK             $             (0.13)  $             (0.06)
                           ===================   ===================




                              DETOUR MAGAZINE, INC.

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

                                           For the Nine Months
                                           Ended September 30,
                                         -------------------------
                                             2000          1999
                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                             $(2,759,338)  $  (917,054)
                                         -----------   -----------

    Depreciation and amortization             16,016        77,032
    Bad debt expense                               0        36,611
    Loss on disposal of fixed asset                0         9,048
    Forgiveness of debt                       52,309             0
    Decrease (increase) in
      accounts receivable                   (615,673)     (216,727)
    Decrease (increase) in prepaid
      expenses and other current assets     (226,747)       50,074
    Increase (decrease) in accounts
      payable and accrued expenses           180,274      (145,938)
    Increase (decrease) in
      deferred revenue                       (10,753)      (54,521)
    Due employees                             39,529             0
    Increase in accrued interest payable      37,276             0
    Increase in interest payable,
      stockholder                            323,317        79,396
                                         -----------   -----------
      TOTAL ADJUSTMENTS                     (204,479)     (165,025)
                                         -----------   -----------
      NET CASH (USED IN)
        OPERATING ACTIVITIES              (2,963,817)   (1,082,079)
                                         -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of fixed assets                   (15,655)       (7,392)
                                         -----------   -----------
      NET CASH USED IN
        INVESTING ACTIVITIES                 (15,655)       (7,392)
                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in bank overdraft                  54,882         1,006
  Net proceeds from (payments on)
    notes payable                            828,310       150,000
  Net proceeds from (payments to)
    stockholder                              (70,979)      702,006
  Proceeds from issuance of stock          1,500,000        97,000
  Common stock issued for services           342,450             0
  Fair value of warrants issued to
    non-employees for services               205,349             0
                                         -----------   -----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                         2,860,012       950,012
                                         -----------   -----------

      NET DECREASE IN CASH                  (119,460)     (139,459)

      CASH - beginning                             0       139,459
                                         -----------   -----------
      CASH - ending                      $  (119,460)  $         0
                                         ===========   ===========


                              DETOUR MAGAZINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   Nine Month Period Ended September 30, 2000


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

                                        DETOUR MAGAZINE, INC.
                                        (Registrant)

                                        Dated:  November 20, 2000


                                        By:s/ Andrew Left
                                           ---------------------------------
                                           Andrew Left, President

                              DETOUR MAGAZINE, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule..............................................17