Form 10KSB
period 2000-12-31
DETOUR MAGAZINE INC
filed 2001-05-16
CIK 935730

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

                   For the fiscal year ended December 31, 2000

                           Commission File No. 0-25388

                            DETOUR MEDIA GROUP, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

                              DETOUR MAGAZINE, INC.
                                  (Former Name)

          Colorado                                             84-1156459
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                        7060 Hollywood Blvd., Suite 1150
                          Los Angeles, California 90038
                                 (323) 469-9444
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

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

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $3,755,993.

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of May 8, 2001: $3,322,162.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 16, 2001 there were 29,161,629 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                  This Form 10-KSB consists of Fifty One Pages.
                   Exhibit Index is located at Page Forty Six.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            DETOUR MEDIA GROUP, INC.

                                                              PAGE
                                                              ----

Facing Page
Index
PART I
Item 1.    Description of Business............................  4
Item 2.    Description of Property............................ 12
Item 3.    Legal Proceedings.................................. 12
Item 4.    Submission of Matters to a Vote of
               Security Holders............................... 14

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters................ 15
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..................................... 15
Item 7     Financial Statements............................... 19
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure....................... 41

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act.............. 41
Item 10.   Executive Compensation............................. 42
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management.......................... 44
Item 12.   Certain Relationships and Related
               Transactions................................... 44

PART IV
Item 13.   Exhibits and Reports on Form 8-K................... 46


SIGNATURES.................................................... 47

                                                                          PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Detour Media Group, Inc., f/k/a Detour Magazine, Inc. ("we," "our," "us," the "Company" or "Detour") is engaged principally in the publication and distribution of Detour, an internationally distributed magazine best known for presentation of cutting-edge trends and strong editorial focus in fashion, entertainment, lifestyle and contemporary social issues. Our mission is to be the premier urban avant-garde publication devoted to these topics, thereby attracting a readership consisting primarily of affluent and style conscious men and women in the 18 to 35 age group. We have derived revenues primarily from advertising in the magazine and, to a lesser extent, from subscription and newsstand sales.

     In addition to the continuation of publication of Detour, management is attempting to implement a new business strategy in areas related to the Internet and custom publishing, subject to our ability to raise funds in order to allow us to undertake this new strategy. This new business strategy is described in detail below.

DETOUR MAGAZINE

     We publish ten issues of the magazine each year, including two double issues. The magazine has been published since 1987.

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

     Editorials follow the same focus, providing insight into and publicity for entertainers and media personalities who have not yet received widespread recognition. Detour Magazine prides itself on some of the most talked about and respected photo journalism and editorials in the industry. In this regard, since 1996, we have produced our Annual Young Hollywood Issue.

     Five years ago, in our first Hollywood issue, our "30 Under 30" round-up introduced our readers to such future stars as Matt Damon, Renee Zellweger, Tobey Maquire, Emily Watson, Joaquin Phoenix and Lucy Liu. In the years since, our "12 to Watch" feature has given readers cover subjects including Katie Holmes, Denise Richards, Freddie Prinze Jr., Ryan Phillippe, Leelee Sobieski, Chris Klein, Amanda Peet and Kate Hudson -- all well before they earned starring roles and landed on glossy magazine covers.

     This years "12 to Watch" are: Ethan Suplee (Boy's Meets World, Road Trip, Blow, John Q); Amy Smart (Varsity Blues, Road Trip, The Seventies, It's A Mad, Mad, Mad, Mad World); Peter Sarsgaard (Dead Man Walking, Boys Don't Cry, Unconditional Love, The Salton Sea); Mark Weber (American Buffalo); Monet Mazur (Austin Powers, The Mod Squad, Mystery Men, Blow); Sean Patrick Thomas (Dracula 2000, Cruel Intentions, The District); Leonor Varela (Cleopatra, The Tailor of Panama); Sanna Lathan (Love & Basketball, Disappearing Acts); Patrick Fugit (Almost Famous); Angela Bettis (Sparrow, Girl Interrupted, Bless the Child, Flamingo Rising); D.J. Qualls (Road Trip, Big Trouble, New Guy); and Mia Maestro (Tango, Picking Up the Pieces, Timecode, For Love or Country, In the Time of the Butterflies).

     During 2000, each issue (other than double issues) of Detour Magazine was approximately 150 pages in length, with approximately 50 pages of advertising. The 10 covers featured Meg Ryan (February 2000), Lucy Liu (March 2000), Sean Penn (May 2000), Penelope Cruz (June/July 2000), Hugh Jackman (August 2000), Chris Rock (September 2000), James King (October 2000), Katie Holmes (November
2000) and Benicio Del Toro (December 2000/January 2001).

     Management does not expect to change the content or format of Detour Magazine materially beyond editorial changes necessary to broaden the magazine's appeal within the target readership, including making the magazine more visual by continuing to seek out both established and rising photographers.

     In the beginning of 2000, we commenced plans to begin publishing two special issues each year under the name "Detour Space." However, we cancelled our plans to publish these two special issues due to lack of available capital. We hope to adopt these special issues in the near future, if sufficient capital becomes available to us. See "Part II, Item 6, Management's Discussion - Liquidity and Capital Resources."

     "Detour Space" will take it's name from one of the magazine's most popular and appealing features, "a 'sneak peek" into some favorite celebrities and media personalities private lives. Each section will include photos of the celebrity in a place of special significance to the celebrity, accompanied by a quote explaining why he or she chose that particular location for the photo and why it means so much to them. "Detour Space" will expand upon the theme of place to feature longer pictorials and excursions involving personalities and their homes, their work spaces and other elements of the culture of the celebrity, in an effort to achieve a casual intimacy with those whom are typically seen only in highly mediated, artificial circumstances.

     We now plan to develop a "Coffee Table" book based on this popular feature. We are currently in negotiations with several book publishers to work a joint venture with our company providing
the  content  and  the  book  publisher   providing  the  ancillary   costs  and
distribution. We intend to publish "Detour Space" to generate additional revenue. However, there is no guarantee that a publishing partner will be signed and the book successfully marketed.

     Advertising. Management believes that we have established a strong national advertising base. During 2000, our advertising customers included, among others, Bacardi, Bottega Veneta, Bombay Sapphire, Calvin Klein, Candies, Camel, Cartier, Charles David, Concord, Diesel Jeans, Evian, Prada, Polo, Playboy, Emporio Armani, Guess Jeans, Hugo Boss, Kahlua, Levi's, Louis-Boston, L'Oreal, Mossimo, Marlboro, Polygram Films, Sky Vodka, Sony Music, MGM/United Artists, Universal, Varda Versace, Phillips Electronics, Lexus Automobiles, Apple Computer, Altoids, Beefeater Gin, Virginia Slims and Winston.

     Since inception, Detour Magazine has had well over 100 advertisers. Advertising revenues accounted for approximately 91.8% of our total revenues during 2000. Marlboro accounted for approximately 5.6% ($206,185) of our revenues during 2000. No other advertiser accounted for 5% or more of our advertising revenues.

     Circulation/Distribution. During 1999, and until April 2000, Detour Magazine was distributed by Rider Circulation Services, Inc. Commencing with the May 2000 issue, the magazine was distributed by Curtis Circulation Company ("Curtis"). Curtis is a leading international distributor, allowing for broader distribution of the magazine.

     Curtis has been performing various distribution assignments under the direction of our newsstand consultants, MCC, in attempts to increase circulation and sales efficiency of the magazine. Management remains optimistic that the assignments should result in matching our major competitors in the number of locations of Detour Magazine, as well as place more copies of the magazine in higher traffic potential retailers. Management is currently focusing on Los Angeles and New York to ensure the highest degree of sell- throughs.

     During 2000, we continued to implement a program to create higher visibility in key transportation and community outlets. Our newsstand consultant coordinates this plan between the publisher and our distributor. Point of sales programs in airports, bus and train terminals and metro newsstands has been only curtailed due to lack of funds. During 2001, it is our hope that a program will be available to bring new retail display opportunities to Detour Magazine, but there can be no assurances that this will occur without additional funds.

     Readership Profile. Detour Magazine's reputation as a cutting-edge fashion and entertainment magazine has translated into a readership profile comprised of an attractive audience for advertisers. Detour's average reader is a 29 year old professional, with an average income in excess of $75,000+ per year. Over 60% of the readers are single, and 74% percent have obtained college degrees. The average reader of Detour spends over $15,000 per year on clothing and dines out
2.6 times per week based upon a reader's survey conducted in Detour Magazine during the year 2000.

     Editorials. The Company remains committed to its long- standing editorial mission: to be the premier urban avant-garde publication devoted to entertainment, fashion lifestyle and contemporary social issues. It's targeted audience of affluent, educated and creative professionals thrives on new information about the latest cultural trends. Long before assimilating into the mainstream, styles and trends being on the margins, which is where Detour, as its name implies, derives its sensibility - off the beaten path, miles from the safe, familiar, well-paved roads of the pop-culture highway.

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

     During 2000, we continued the editorial changes made in 1999 to include a sex column, an Internet column and articles emanating from New York to Los Angeles.

     To fine-tune the magazine's visual appeal, in late 1999 we engaged two design consultants who assist with everything from image materials such as media kits and business cards, to the magazine's layouts, typefaces, photography and fashion editorials. The senior consultant, Mark Balet, is a designer with more than 20 years experience, including lengthy tenure at Interview Magazine under Andy Warhol, as well as creative supervision of numerous major books and advertising campaigns for Ralph Lauren and other major fashion companies. The other consultant, Tony Moxham, was art director of Interview Magazine, and recently lent his expertise to ad campaigns for such clients as Versace and Gap.

     As of the date of this Report, we are continuing to experience severe cash shortages. As a result, these consultants are no longer engaged by the Company to provide such services.

NEW BUSINESS STRATEGY

     During 2000, management continued to develop a broad operational and financial strategic plan to transform our company from a magazine publisher into an integrated, full service media company. Detour's intention is to create a media company by leveraging our brand in digital and traditional channels. Indicative of our intentions, our name was changed from Detour Magazine Inc. to Detour Media Group, Inc. in March 2001.

     This strategy calls for us to:

     -    Utilize  our  core  competence  -  print   publishing  -  into  custom
          publishing, the Internet and media consulting.

     - Provide key marketing solutions for Internet companies seeking to expand their platform by providing services ranging from advertising to production, printing and circulation.

     - Provide clients with immediate expertise allowing them to achieve rapid market penetration.

     -    An  integrated  cross-media   partnership  of  traditional  brand  and
          technology.

     -    Acquisitions of profitable media companies as a primary strategy.

     - Develop joint Internet ventures that will increase revenues, without significant expenditures.

     This strategy also calls for our operations to be broken into five divisions:

     -    Detour  Custom  Publishing
     -    Detour  Music
     -    Detour  Events
     -    Detour Online
     -    Detour Magazine

     Management estimates that approximately $1.5 million in capital will be required to implement this aspect of our new business strategy. As of the date of this Report, we do not have any capital readily available to allow us to implement this aspect of our new strategy. We are currently negotiating with several major independent music companies in order to establish a joint venture relationship or other strategic alliance in order to assist us in developing this plan. In addition, we are currently negotiating with two highly experienced and visible music entertainment executives to create the Detour Music division. As of the date of this Report, no definitive agreement has been reached in either regard and there can be no assurances that such relationships will be established in the future. See "Part II, Item 6, Management's Discussion
- Liquidity and Capital Resources."

     During 2000, Detour Online completed and launched www.DetourTV.com and www.DetourMag.com (f/k/a www.iDetour.com), two Internet web sites. We terminated the relationship with OpenSpace.com and LoadTV.com.

     During 2001, we utilized a distribution agreement between Kick Media, our website developer, and Microsoft Windows Media. Through this agreement, DetourTV.com provided content to Windows Media in exchange for traffic and branding for the Company. Detour doe snot have a direct contract with Microsoft Windows Media. Popular features include red carpet footage from Hollywood events, clips from the catwalk, and behind the scenes stories that are covered by Detour Magazine.

     While no assurances can be so provided, we plan to generate additional ad revenue through sponsorship on Detour Online. In addition, we are providing an extra value to our current print advertisers by including them on our site.

     Detour Custom Publishing

     Detour Custom Publishing is being formed to capitalize on our core publishing competency and to leverage our existing editorial, creative and technical publishing skills. Detour Custom Publishing is expected to specialize in providing turnkey custom publishing solutions to small-to-medium size online companies. Detour Custom Publishing is also expected to help companies build their brand, generate revenues and develop cross-media marketing solutions for successful dot-com companies. The alliances are being structured to pay us all hard costs attendant to the publication and to share revenue on a percentage basis. Through Detour Custom Publishing, we also plan to enter into joint ventures or other strategic alliances with existing companies that intend to extend their brand into print media, in order to generate revenue and extend our core competency within a business model that creates no direct financial risk to us.

     We initially hoped to commence this aspect of our business during 2000. However, as a result of poor market conditions for many Internet companies during 2000, we redirected our plans to market custom publishing to other industries. As a result, the decline in the Internet space did not allow us to properly attain our goal for 2000.

     During 2000, we published the Football Preview Edition for the Vegas Insider. There were approximately 80,000 copies distributed by Curtis and we are currently in discussions to renew a contract for 2001. In addition, Zentropy Partners engaged us to provide a digital "Young Hollywood" supplement to Detour. Approximately 80,000 copies were distributed. For 2001, we are beginning to see greater interest in potential clients. We are represented by Creative Artist Agency, one of the world's most premier talent agencies. The Company is currently in discussions to enter into a contract to publish Damez Magazine which caters to young female readers, but no definitive agreement has been reached.

     Detour Events

     Detour Events are a well known Hollywood community product. Detour's demographic appeal, upwardly mobile, urban 18-35 year old "opinion makers" is an ideal target for certain advertisers. We plan to create events in collaboration with our advertisers interested in creating visibility with our target audience. These events include movie premieres, parties, fashion shows and other social promotional activities.

     We anticipate producing these events on a cost plus markup, to be billed directly to the relevant advertisers. In addition, the Company will utilize its available trade-outs and barter arrangements to offset out of pocket costs relating to some of the anticipated services to be provided.

     We also plan to launch Detour Europe in a strategic alliance with Das Werk, A.G., one of our shareholders and a leading European-based post-production and media company. The Detour Europe Magazine will have 80% content from Detour U.S. and 20% local content.

     All of the above described plans are contingent upon our ability to raise additional capital. Failure to infuse this capital will cause us to abandon these project, or otherwise limit the resources which are required to implement our plans. See "Part II, Item 6, Management's Discussion - Liquidity and Capital Resources and "Trends."

EMPLOYEES

     At May 8, 2001, we had 15 full time employees, including 7 persons in our editorial department, 4 in sales, 2 in administration and 2 in our production department. We engage additional persons on an "as needed" basis, depending upon the number of projects in which we are involved, on a part time or independent contractor basis. Management believes that our relationship with our employees is satisfactory. No employee is a member of any union.

COMPETITION

     We compete with publicly and privately held companies in the publishing business. Specifically, management views Interview

(circulation 150,000), Paper (circulation 75,000) and Surface Magazine (circulation 50,000) as our principal magazine competitors, each of whom are believed to have greater resources, both financial and otherwise, than the resources presently available to us.

     While there are numerous competitors in the print magazines, such as Wallpaper, Details and Paper, the online efforts of most competitors are minimal. We believe that the major competition for our site will be from the mass market portals Excite, Yahoo, et al., and to a lesser extent, from the affinity portals that appeal to segments of the Detour audience, e.g. TimeOut and iVillage.

     Current competitors to Detour Magazine have not established a strong Internet presence beyond providing an online version of their print content. They include Details, Paper and Wallpaper. Other major fashion and entertainment print titles with on-line offerings include Elle (ElleShop), Glamour, GQ, In Style (Instylenetwork), Mademoiselle, People, Playboy, Rolling Stone and Spin. However, unlike these competitors, Detour Online will be offering a comprehensive community site which extends its existing print brand to leverage its strength in both cutting edge fashion and entertainment.

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

     We believe that building a strong Detour brand based on proprietary content, combined with our ability to deliver targeted audiences to advertisers and the overall cost-effectiveness of the advertising medium it offers are principal competitive advantages. However, many of our competitors, current and potential, may have greater financial or technical resources, and we could face additional competitive pressures that would have a material and adverse affect on our business, results of operations and financial conditions.

TRADEMARKS

     We have been issued a federal registration of the trademark Detour with the United States Patent and Trademark Office, Washington, D.C. and the application has been assigned a filing date of September 2, 1997, Serial No. 75-350798.

GOVERNMENT REGULATIONS

     We are not subject to any extraordinary governmental regulations relating to our business.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our principal place of business consists of approximately 4,180 square feet of advertising and executive office space at 7060 Hollywood Blvd., Suite 1150, Los Angeles, California, for which we pay rent of $6,270 per month. This space is subject to a three year lease which expires November 30, 2001. This lease contains cost of living increases. As of the date of this Report, we are reviewing our space requirements and are beginning to seek out other locations. However, no definitive decision has been made concerning this matter. In addition, we presently lease approximately 2,200 square feet of executive office space at 34 West 22nd. St., 3rd Floor, New York, New York, at a rental fee of $3,140 per month. The primary term of this lease expired on January 31, 2000. Since that time we have maintained this location on a month to month basis. We are continuing discussions with the landlord of this property about a long term lease, but as of the date of this Report, no definitive agreement has been reached. It is anticipated that our present premises will be adequate to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     By notice dated March 30, 2000, the staff of the Salt Lake City District Office of the Securities and Exchange Commission ("SEC" or "the Commission") notified us and our Chairman that it was recommending to the SEC that an enforcement action be filed against both us and our Chairman relating to accuracy of certain of our financial statements in 1997 and 1998. The recommended enforcement action was based on: (i) the improper presentation of certain quarterly financial information; and (ii) the failure to record in accordance with generally accepted accounting principles the proper compensation expense resulting from the issuance to consultants in 1997 of options to purchase 4,400,000 shares of common stock. According to the notice from the Commission, the SEC anticipates alleging that we had violated Section 17(a) of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, rule 10b-5, Section 13(a) of the Exchange Act and various rules promulgated thereunder.

     We believed that the issue regarding improper presentation of quarterly financial information relates to our averaging of certain costs and expenses in certain quarterly periods in 1997 and 1998 instead of calculating these costs and expenses precisely. To comply with the staff's requirement, we would be required to determine the actual costs and expenses for the affected quarters. The second issue related to whether we recorded the proper amount of compensation expense in connection with the issuance of the options to the consultants. We recorded an expense of $21,991, based on the exercise price of the options of $.005 per share. We understand that the staff believes that the expense should be the fair market value of the options at the time the options were issued. Under generally accepted accounting principles, any such additional compensation expense in connection with the options would result in a corresponding increase in our paid-in capital. Thus, while the expense would increase our net loss for 1997, the paid-in capital would be similarly increased and there would be no change to our total deficit in stockholders' equity as of the end of 1997.

     In 2000, we advised the staff that we wished to cooperate fully and reach an agreement on an appropriate remedy to resolve this matter. We had determined to restate our financial statements to address the concerns raised by the staff.

     On November 22, 2000, the Commission issued a cease-and-desist proceeding pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934. The Commission ordered us to amend our filings with the Commission to properly reflect our financial condition and operating results, and as required by Section 13(b)(2) of the Exchange Act, make and keep books, record and accounts which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets. The Commission further ordered us to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that, among other things, transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles. We have advised the Commission of our intention to amend our filing with the Commission.

     We have been named as a defendant in several other lawsuits in the normal course of our business. With the exception of one prospective matter, in the opinion of management after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material affect on our financial statements. See "Part II, Item 6, Management's Discussion - Liquidity and Capital Resources."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 31, 2001, we held our annual meeting of shareholders. At the meeting, our shareholders adopted the following matters: (i) approved two (2) amendments to our Articles of Incorporation, including changing the name of our company to "Detour Media Group, Inc." and increased the authorized Common Stock from 25,000,000 shares to 100,000,000 shares; (ii) re-elected Messrs. Stein, Left and Nesis to our Board of Directors, to hold office until the next Annual Meeting of Shareholders or until their respective successors have been elected; and (iii) approved the appointment of Grant Thornton LLP as our independent accountants, to audit our books and records for the fiscal year ending December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Market Information. Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board. The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our securities.

                                                   Bid Price
         Quarter Ended                          High       Low
         -------------                         ----------------

         March 31, 1999                        $0.47     $0.18
         June 30, 1999                         $0.52     $0.30
         September 30, 1999                    $0.51     $0.18
         December 31, 1999                     $0.23     $0.14

         March 31, 2000                        $1.02     $0.17
         June 30, 2000                         $1.09     $0.375
         September 30, 2000                    $1.01     $0.53
         December 31, 2000                     $0.688    $0.22

     As of May 8, 2001, the closing bid and asked price of our common stock was $0.14 bid, $0.17 asked.

     (b) Holders. As of April 16, 2001, there were 100 holders of record of our common stock, not including those persons who hold their shares in "street name."

     (c) Dividends. We did not pay any dividends on our common stock during the two years ended December 31, 2000. Pursuant to the laws of the State of Colorado, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ended December 31, 2001. See "Part II, Item 7, Financial Statements."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein.

In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

     The following information is intended to highlight developments in our operations, to present the results of our operations, to identify key trends affecting our business and to identify other factors affecting our results of operations for the fiscal years ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the fiscal years ended December 31, 2000 and 1999

     Total revenues increased from $3,335,912 in 1999 to $3,995,820 in 2000, an increase of $659,908 (20%). This increase was attributable to increased advertising revenues, as well as revenues derived from our custom publishing operation, which we commenced in 2000.

     Costs of sales were $2,467,872 in 1999, compared to $2,864,395 in 2000, an increase of $336,523 (14%). This was due primarily to the publication of one additional issue and the increased costs caused by our need to use alternative and higher priced sources attributable to our lack of working capital and impaired credit.

     Selling, general and administrative expenses were $1,870,152 in 1999, compared to $5,353,852 in 2000, an increase of $3,483,700 (186%). This increase was attributable to excessive costs and expenses in outside services ($2,058,104), settlement expenses ($453,600), legal and accounting fees ($396,734) and financial marketing expenses ($672,509), all caused as a result of our impaired financial condition and need to incur these expenses in order to attempt to procure new financing, as well as related to costs associated with attempts to modify existing financing obligations. These costs also include the value of our common stock and warrants which we issued in lieu of cash fees due to third parties.

     Our interest expense increased from $683,616 during 1999, to $1,474,124 during 2000, as a result of additional borrowings during 2000.

     As a result, we incurred a net loss of $(5,636,551) in 2000 ($0.28 per share) as compared to our net loss of $(1,297,958) ($.12 per share) in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had $71,598 in cash and cash equivalents. Accounts receivable increased to $397,447 from $193,012 for the similar period in 1999, an increase of $204,435 (106%) which management attributes to recording advertising income and corresponding accounts receivable in 2000 for the December/January holiday issue of our magazine published and distributed in December 2000.

     In December 2000, we entered into a new factoring arrangement with Receivable Financing Corp., Boca Raton, Florida ("RFI"). The majority of factoring provided by RFI is on a non-recourse basis. On average, we pay a fee to RFI of approximately 4.5% per month. We estimate that we will factor approximately $2.5 million per annum in accounts receivable with RFI. RFI's maximum fee for factoring our receivables is 9% per month, with a hold back of 11% on each invoice until receipt of funds. Therefore, RFI is only factoring 89% of our total eligible domestic advertising receivables.

     We have numerous outstanding notes payable, including the following:

     In August 1998, we obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II to be used for general working capital. This loan currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. In December 1998, we repaid $27,500 of the principal balance. We have also paid all interest which had accrued through June 30, 2000. In April 2001, we tendered a payment of $170,000 on this obligation, primarily applied to accrued interest; however, the loan remains in default and we are continuing negotiations with the lender to work out a proposed repayment plan. As of the date of this Report, no definitive agreement has been reached. Prior to tendering the most recent payment referenced herein, we did receive a demand for payment, along with a threat of litigation if we failed to adhere to the demand. However, as of the date of this Report, no action has been filed. The loan provides for an exit fee equal to 3% of the original principal amount of the loan

($16,500). Management is currently reviewing our options regarding this obligation, including seeking out other long-term lenders. However, no assurances can be provided that such other arrangement will be made to satisfy this obligation. This loan is secured by 1,000,000 shares of our common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation. Upon information and belief, we believe that this lender has begun foreclosing on the shares of common stock held as security for the loan but, as of the date of this Report, no shares have been sold to satisfy this obligation.

     In December 1999, we obtained a $200,000 loan from Sigmapath Corporation, which accrues interest at the rate of 6% per annum and became due on March 8, 2000. We paid $100,000 on this obligation. In March 2001, an action was filed against us by an officer of Sigmapath to collect the balance of $100,000 remaining due. However, this action was dismissed by the court because the plaintiff who brought the action was not the proper party in interest. Since its dismissal, we have not heard anything from this lender, nor otherwise been advised of any further action being brought.

     At December 31, 2000, we had eight other notes payable in the aggregate principal amount of $819,540, bearing interest at rates ranging from 8% to 12% per annum, all of which require a monthly or quarterly payment of principal and/or interest. Except for one note in the principal amount of $77,972, these notes are due on demand. The one note not due on demand was due February 10, 2001, and we have repaid this Note in full subsequent to December 31, 2000.

     In 1995, our majority stockholder loaned us $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who, upon information and belief, has assigned portions of this note to other unaffiliated parties. This note is secured by substantially all of our assets, except for accounts receivable. Accrued interest payable to this stockholder at December 31, 2000, totaled $497,407. Interest expense for this note was $83,907 for the fiscal year ended December 31, 2000.

     Advances from stockholder represent advances made by our majority stockholder for working capital purposes. At September 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, our majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000, and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, we must use at least 25% of the net proceeds of any financing received by us to repay the advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10 million. At December 31, 2000, $2,585,721 of principal was outstanding and classified as short- term. Accrued interest payable to the majority stockholder at December 31, 2000, totaled $798,627. Interest expense on the advances was $326,293 for the year ended December 31, 2000.

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

TRENDS

     In order to implement our business strategy described herein, we need to raise a minimum of two million dollars of capital. Without the additional capital, it will be necessary to abandon our plans for Detour Music and Detour Europe. In addition, we will be required to continue to substantially reduce costs for the magazine and not able to sustain our existing advertising revenue or grow the circulation base. In the event all current discussions terminate without additional capital, we will have to enter a joint publishing arrangement with other magazine publishers or liquidate.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2000.

ITEM 7.  FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and officers of our company as of the date of this Report are as follows:

Name                       Age          Position
----------------           ---          -------------------------

Edward T. Stein             50          Chairman of Board

Andrew Left                 31          President, Chief
                                        Executive Officer &
                                        Director

Kevin Nesis                 32          Secretary & Director

     Directors are elected for one-year terms or until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified. Our officers are appointed by our Board of Directors and serve at the pleasure of the Board, subject to any rights under employment agreements.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

     In 1999, we recruited and hired a new Chief Executive Officer, Mr. Andrew Left, to organize and head up our prospective Internet business, Detour Online. During 1999, Mr. Left also assumed the position of President of the Company.

     Edward T. Stein has been Chairman of the Board and a Director of our Company and our predecessor since January 1995. From November 1999 to April 1999, Mr. Stein served as our President. Since 1986, he has also been President of Edward T. Stein Associates, Ltd., a privately held financial services firm engaged in money management, insurance and financial planning located in Melville, New York, and Prima Capital Management Corp., an affiliated company. Mr. Stein obtained a Bachelor of Science degree from Rider University, where he majored in finance. He devoted substantially all of his time to our business activities during the fiscal year 2000.

     Andrew Left assumed the position of President and Chief Executive Officer in April 1999, and director in November 1999. Mr. Left received a Bachelor of Arts degree in political science from Northeastern University in 1993. Since his graduation from Northeastern University, Mr. Left managed his family portfolio, specifically in the stock market. During this time he developed an expertise in Internet companies and the Internet. Mr. Left devotes substantially all of his business time to our affairs.

     Kevin Nesis has been our Secretary and a director since November 1999. In addition to his positions with us, since January 2000, Mr. Nesis has been employed by Time Capital Securities Corp., a privately held New York corporation, where his duties included financial services, estate and tax planning. From April 1997 through January 2000, Mr. Nesis was employed by Edward
T. Stein Associates, Ltd., where his duties included financial services, estate and tax planning. From June 1996 through March 1997, Mr. Nesis was unemployed. Mr. Nesis received a Bachelor of Arts degree from Boston University in 1993 and a Juris Doctor degree from New York Law School in 1996. He also holds a Series 7 and 63 license with the National Association of Securities Dealers, Inc. He devotes approximately 30% of his business time to our business affairs.

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. There were no changes in the holdings of management during 2000.

ITEM 10.  EXECUTIVE COMPENSATION.

REMUNERATION

     The following table reflects all forms of compensation for services to us for the years ended December 31, 2000 and 1999 of our then chief executive officer, as well as those persons who received in excess of $100,000 in annual compensation from us during the aforesaid time.



                           SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation
                                              ----------------------------

                      Annual Compensation            Awards       Payouts
                   ------------------------   ------------------- -------
                                                      Securities
                                     Other               Under-             All
Name                                 Annual   Restricted  lying             Other
and                                  Compen-     Stock   Options/   LTIP   Compen-
Principal           Salary   Bonus   sation     Award(s)   SARs   Payouts   sation
Position     Year     ($)     ($)      ($)        ($)      (#)      ($)      ($)
----------   ----  --------  -----  --------    -------  -------  -------   ------
Edward T.
Stein,(1)
President &  1999  $      0  $   0  $      0    $     0        0  $     0   $    0
Director     2000  $105,417  $   0  $      0    $     0        0  $     0   $    0

Andrew Left, 1999  $      0  $   0  $      0    $     0        0  $     0   $    0
President(1) 2000  $ 68,750  $   0  $      0    $     0        0  $     0   $    0

Barbara
Zawlocki,    1999  $ 60,000  $   0  $247,166(2) $     0        0  $     0   $    0
Publisher    2000  $ 60,000  $   0  $157,000(2) $     0        0  $     0   $    0

(1) Mr. Stein resigned his position as President of the Company in April 1999 and was replaced by Mr. Left at that time.

(2) This compensation was in the form of commissions, which were paid to BZI Media Services, Inc., Ms. Zawlocki's company. Ms. Zawlocki resigned her position with our company in April 2001.

     No member of management serves pursuant to a definitive employment agreement.

     We reimburse our officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. We reimbursed Mr. Stein, our Chairman, in the amounts of $84,074 and $53,096 for such expenses during the fiscal years ended December 31, 1999 and 2000, respectively, and Ms. Zawlocki in the amount of $37,944 and $29,205 during the fiscal years ended December 31, 1999 and 2000, respectively.

     Recently, two of our key employees resigned. In the first quarter of 2001, Juan Morales, our former Editor in Chief, resigned in order to assume a position with another company. We do not intend to retain a new person in this capacity in the near future, but rather, will handle these responsibilities with our current staff. In May, 2001, Ms. Zawlocki resigned as our publisher, as a result of our cash shortage. We owed money to her which we were unable to pay when the same became due. We intend to utilize outside, independent contractors to handle those responsibilities formerly undertaken by Ms. Zawlocki.

     We have no current stock plan for employees, but may adopt one in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer, as of April 16, 2001. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                               Name and Amount and
                              Address of Nature of
Title of        Beneficial             Beneficial      Percent of
 Class           Owner                 Ownership         Class
 ----------------------------------------------------------------


Common      Edward T. Stein(1)         7,316,829          25.1%
            201 N. Service Rd.
            Suite 100
            Melville, NY 11747

Common      Koyah Leverage Partners    1,800,000           6.2%
            601 W. Main St.
            Spokane, WA 99201

Common      Andrew Left(1)               400,000           1.4%
            2241 Coldwater Canyon
            Beverly Hills, CA 90210

Common      Kevin Nesis(1)               11,500             *
            201 N. Service Rd.
            Suite 100
            Melville, NY 11747

Common      All Officers and          7,728,329           26.5%
            Directors as a Group
                    (3 persons)
------------------------
*        Less than 1%

(1)      Officer and/or director of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We owe Edward T. Stein, the principal shareholder and Chairman of the Board of our Company, the principal amount of $2,693,200, which Mr. Stein advanced to us for working capital purposes. This obligation originally accrued interest at the rate of 12% per annum and was due upon demand. In March 2000, Mr. Stein agreed to reduce the annual interest rate to 8% and modified the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, we must only use at least 25% of net proceeds of any financing received by us to repay these advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10,000,000. At December 31, 2000, $2,556,021 of principal was outstanding, which has been classified as short-term on our financial statements. Accrued interest payable on this obligation at December 31, 2000, totaled $798,627. Interest expense on the advances from stockholder was approximately $326,293 and $280,000 for the years ended December 31, 2000 and 1999, respectively.

     In 1995, our majority stockholder loaned us $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who, upon information and belief, has assigned portions of this note to other unaffiliated parties. This note is secured by substantially all of our assets, except for accounts receivable. Accrued interest payable to this stockholder at December 31, 2000 totaled $497,407. Interest expense for this note was $83,907 for the fiscal year ended December 31, 2000.

     In addition, we have a note payable to a minority stockholder, which represents advances of $932,313 made to us in 1995. The note bears interest at 12% per year, is payable on demand, and is collateralized by substantially all of our assets. At December 31, 2000, the full amount of principal remained outstanding. Accrued interest payable to this stockholder at December 31, 2000, totaled $525,500. Interest expense for this note was $112,000 for each of the years ended December 31, 2000 and 1999.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

     3.1*   Certificate and Articles of Incorporation

     3.2*   Bylaws

     3.3**  Articles of Merger

     3.4*** Certificate of Correction dated March 6, 2000

     3.5    Amendment to Articles of Incorporation

* Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed in January 1995 and are incorporated by reference herein.

** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB filed in April 1998 and is incorporated by reference herein.

*** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB, filed in May 2000 and is incorporated by reference herein.

(b)  Reports on Form 8-K

     In the last fiscal quarter of the fiscal year ended December 31, 2000, we did not file any reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2001.

                                       DETOUR MEDIA GROUP, INC.
                                       (Registrant)


                                       By:s/ Andrew Left
                                          ---------------------------------
                                          Andrew Left, President and Chief
                                          Executive Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 16, 2001.



                                        s/ Edward T. Stein
                                        -----------------------------------
                                        Edward T. Stein, Director


                                        s/ Andrew Left
                                        -----------------------------------
                                        Andrew Left, Director


                                        s/ Kevin Nesis
                                        -----------------------------------
                                        Kevin Nesis, Director

                            DETOUR MEDIA GROUP, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

EXHIBITS                                                     Page No.

3.4     Amendment to Articles of Incorporation . . . . . . . . 49

                        Mail to: Secretary of State   For office use only    002
                            Corporations Section                RECEIVED
                          1560 Broadway, Suite 200
                              Denver, CO 80202           2001 MAR 23  AM  9:04
                               (303) 894-2251
MUST BE TYPED               Fax  (303) 894-2242            SECRETARY OF STATE
FILING FEE: $25.00                                          STATE OF COLORADO
MUST SUBMIT TWO COPIES
                                                      --------------------------

                            ARTICLES OF AMENDMENT
Please include a typed             TO THE
self-addressed envelope   ARTICLES OF INCORPORATION


Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

FIRST: The name of the corporation is            Detour Magazine, Inc.
                                      ------------------------------------------

SECOND: The following amendment to the Articles  of Incorporation was adopted on
        March 21,    20 01  , as prescribed by the Colorado Business Corporation
------------------   ------
Act, in the manner marked with an X below:

           No  shares  have  been  issued  or  Directors  Elected  -   Action by
---------  Incorporators

           No shares have been issued but Directors Elected - Action by --------- Directors

           Such amendment was adopted by the board of directors where shares --------- have been issued and shareholder action was not required.

  X        Such amendment was adopted by  a vote of the shareholders. The number
---------  of shares voted for the amendment was sufficient for approval.

                           See Annexed Amendments.

THIRD:  If changing corporate name, the new name of the corporation is
                                                                       ---------
                           Detour Media Group, Inc.
--------------------------------------------------------------------------------

FOURTH: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows:

         Not applicable.

If these amendments are to have a delayed effective date, please list that date:
________________________________________________________________________________
(Not to exceed ninety (90) days from the date of filing)


                                           DETOUR MAGAZINE, INC.
                                         ---------------------------------------

                               Signature         s/Edward T. Stein
                                         ---------------------------------------

                                   Title             Chairman
                                         ---------------------------------------

                                                                    Revised 7/95

                              DETOUR MAGAZINE, INC.


The following shall be inserted in the place and stead of Article First of the Articles of Incorporation of Detour Magazine, Inc.:

                  FIRST: The name of the Corporation (which is hereinafter referred to as Corporation) is "DETOUR MEDIA GROUP, INC."

The following shall be inserted in the place and stead of the first paragraph of Article Fourth of the Articles of Incorporation of Detour Magazine, Inc.:

                  FOURTH: The amount of the total authorized capital stock of the corporation shall be one hundred ten million (110,000,000) shares divided into one hundred million (100,000,000) shares of Common Stock, $.001 par value each, and ten million (10,000,000) shares of Preferred Stock, $0.01 par value and the designations, preferences, limitations and relative rights of the shares of each such class are as follows:

The balance of Article Fourth shall remain as previously stated.