Form 10KSB/A
period 2000-12-31
DETOUR MAGAZINE INC
filed 2001-05-18
CIK 935730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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
                              ---------------------
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

                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $3,995,820.


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

Documents Incorporated by Reference: None


                  This Form 10-KSB consists of Fifty Two Pages.
                  Exhibit Index is located at Page Forty Eight.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                            DETOUR MEDIA GROUP, INC.

                                                                            PAGE
                                                                            ----
Facing Page
Index
PART I
Item 1.    Description of Business..........................................  4
Item 2.    Description of Property.......................................... 12
Item 3.    Legal Proceedings................................................ 12
Item 4.    Submission of Matters to a Vote of
               Security Holders............................................. 14


PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.............................. 15
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................................... 15
Item 7     Financial Statements............................................. 20
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure..................................... 43

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act............................ 43
Item 10.   Executive Compensation........................................... 44
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management........................................ 46
Item 12.   Certain Relationships and Related
               Transactions................................................. 46

PART IV
Item 13.   Exhibits and Reports on Form 8-K................................. 48


SIGNATURES.................................................................. 49

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


     During 2000, we continued to implement a program to create higher visibility in key transportation and community outlets. Our newsstand consultant coordinates this plan between the publisher and our distributor. Point of sales programs in airports, bus and train terminals and metro newsstands has been only curtailed due to lack of funds. The Company's ability to develop new retail display opportunities is subject to its ability to raise additional funds.


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


     Editorials. The Company remains committed to its long-standing editorial mission: to be the premier urban avant-garde publication devoted to entertainment, fashion lifestyle and contemporary social issues. It's targeted audience of affluent, educated and creative professionals thrives on new information about the latest cultural trends. Long before assimilating into the mainstream, styles and trends begin on the margins, which is where Detour, as its name implies, derives its sensibility - off the beaten path, miles from the safe, familiar, well-paved roads of the pop-culture highway.


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

     This strategy calls for us to:


     -    Utilize  our  core  competency  -  print   publishing  -  into  custom
          publishing, the Internet and media consulting.


     - Provide key marketing solutions for Internet companies seeking to expand their platform by providing services ranging from advertising to production, printing and circulation.

     - Provide clients with immediate expertise allowing them to achieve rapid market penetration.


     - Develop an integrated cross-media partnership of traditional brand and technology.

     -    Acquire profitable media companies as a primary strategy.


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


     During 2001, we utilized a distribution agreement between Kick Media, our website developer, and Microsoft Windows Media. Through this agreement, DetourTV.com provided content to Windows Media in exchange for traffic and branding for the Company. Detour does not have a direct contract with Microsoft Windows Media. Popular features include red carpet footage from Hollywood events, clips from the catwalk, and behind the scenes stories that are covered by Detour Magazine.

     While no assurances can be provided, we plan to generate additional ad revenue through sponsorship on Detour Online. In addition, we are providing an extra value to our current print advertisers by including them on our site.


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

     Our business plan also calls for the Company to launch Detour Europe through a strategic alliance with Das Werk, A.G., one of our shareholders and a leading European-based post-production and media company. The Detour Europe Magazine will have 80% content from Detour U.S. and 20% local content.

     All of the above described plans are contingent upon our ability to raise additional capital. Failure to infuse this capital will cause us to abandon these projects, or otherwise limit the resources which are required to implement our plans. See "Part II, Item 6, Management's Discussion - Liquidity and Capital Resources and "Trends."


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


     We have been named as a defendant in several other lawsuits in the normal course of our business. With the exception of one prospective matter, in the opinion of management, the liabilities, if any, resulting from these matters will not have a material affect on our financial statements. See "Part II, Item 6, Management's Discussion - Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the fiscal years ended December 31, 2000 and 1999


     Total revenues increased from $3,335,912 in 1999 to $3,995,820 in 2000, an increase of $659,908 (20%). This increase was attributable to increased advertising revenues, as well as revenues derived from our custom publishing operation, which we commenced in 2000. This was offset by a decrease in newsstand and subscription revenue in 2000.

     Costs of sales were $2,467,872 in 1999, compared to $2,804,395 in 2000, an increase of $336,523 (14%). This was due primarily to the publication of one additional issue and the increased costs caused by our need to use alternative and higher priced sources attributable to our lack of working capital and impaired credit.

     Selling, general and administrative expenses were $1,870,152 in 1999, compared to $6,141,071 in 2000, an increase of $4,270,919 (228%). This increase was attributable to excessive costs and expenses in outside services ($2,058,104), settlement expenses ($453,600), legal and accounting fees ($396,734) and financial marketing expenses ($672,509), all caused as a result of our impaired financial condition and need to incur these expenses in order to attempt to procure new financing, as well as related to costs associated with attempts to modify existing financing obligations. These costs also include the value of our common stock and warrants which we issued in lieu of cash fees due to third parties.

     Our interest expense increased from $683,616 during 1999, to $1,150,790 during 2000, as a result of additional borrowings during 2000.

     As a result, we incurred a net loss of $(6,100,436) in 2000 ($0.30 per share) as compared to our net loss of $(1,297,958) ($.08 per share) in 1999.


LIQUIDITY AND CAPITAL RESOURCES


     At December 31, 2000, we had $71,598 in cash. Accounts receivable increased to $397,447 from $193,012 for the similar period in 1999, an increase of $204,435 (106%). The increase is primarily due to the sale of a majority of the Company's advertising accounts receivable at December 31, 1999, which was discontinued throughout fiscal 2000. This was offset by a decline in the Company's newsstand receivable at December 31, 2000.

     In December 2000, we entered into a new factoring arrangement with Receivable Financing Corp., Boca Raton, Florida ("RFI"). The majority of factoring provided by RFI is on a non-recourse basis. On average, we pay a fee to RFI of approximately 4.5% per month. We estimate that we will factor approximately $2.5 million per annum in accounts receivable with RFI. RFI's maximum fee for factoring our receivables is 9% per month, with a hold back of 11% on each invoice until receipt of funds. Therefore, RFI will only be factoring 89% of our total eligible domestic advertising receivables.


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


     At December 31, 2000, we had nine other notes payable in the aggregate principal amount of $937,421, bearing interest at rates ranging from 8% to 14% per annum, all of which require a monthly or quarterly payment of principal and/or interest. Except for one note in the principal amount of $77,972, these notes are due on demand.

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

     In 1995, our majority stockholder loaned us $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who, upon information and belief, has assigned portions of this note to other unaffiliated parties. This note is secured by substantially all of our assets, except for accounts receivable. Accrued interest payable to this stockholder at December 31, 2000, totaled $525,000. Interest expense for this note was $112,000 for the fiscal year ended December 31, 2000.

     Advances from stockholder represent advances made by our majority stockholder for working capital purposes. At September 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, our majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000, and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, we must use at least 25% of the net proceeds of any financing received by us to repay the advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10 million. At December 31, 2000, $2,556,021 of principal was outstanding and classified as short-term. Accrued interest payable to the majority stockholder at December 31, 2000, totaled $770,537. Interest expense on the advances was $298,000 for the year ended December 31, 2000.

     The Company is in default in several of these obligations and some have demanded repayment of the outstanding principal and interest. Management of the Company is currently negotiating with each of these creditors to extend the repayment terms until such time that cash from operating activities is sufficient to service the debt. These negotiations may require modifications to the interest rate and/or issuance of the Company's common stock to these creditors. If the Company were unable to renegotiate the repayment terms of their notes payable, the impact could be severe.


TRENDS


     In order to implement our business strategy described herein, we need to raise a minimum of two million dollars of capital. Without the additional capital, it will be necessary to abandon our plans for Detour Music and Detour Europe. In addition, we will be required to continue to substantially reduce costs for the magazine and sustain our existing advertising revenue or grow the circulation base. In the event all current discussions terminate without additional capital, we will have to enter a joint publishing arrangement with other magazine publishers or liquidate.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2000.

ITEM 7.  FINANCIAL STATEMENTS

                              Financial Statements
             and Report of Independent Certified Public Accountants
                            DETOUR MEDIA GROUP, INC.
                   (Formerly known as Detour Magazine, Inc.)
                            December 31,2000 and 1999

                                 C O N T E N T S



                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-1

FINANCIAL STATEMENTS

       BALANCE SHEET                                                         F-2

       STATEMENTS OF OPERATIONS                                              F-3

       STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY                          F-4

       STATEMENTS OF CASH FLOWS                                              F-6

       NOTES TO FINANCIAL STATEMENTS                                         F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Detour Media Group, Inc.

We have audited the accompanying balance sheet of Detour Media Group, Inc (formerly known as Detour Magazine, Inc.) as of December 31, 2000, and the related statements of operations, deficit in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Detour Media Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

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


Grant Thornton L.L.P.

Los Angeles, California
April 16, 2001

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                                  BALANCE SHEET
                                December 31, 2000


                                     ASSETS

CURRENT ASSETS
  Cash                                                         $     71,598
  Accounts receivable, less allowance
    for doubtful accounts of $246,962                               397,447
  Prepaid expenses                                                   11,599
                                                               ------------

           Total current assets                                     480,644


FURNITURE AND EQUIPMENT, net                                         42,753



DEPOSITS AND OTHER ASSETS                                            16,125
                                                               ------------

                                                               $    539,522
                                                               ============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $  1,957,614
  Current maturities of notes payable                             2,559,921
  Accrued interest payable                                          145,204
  Advances from stockholder                                       2,556,021
  Note payable to stockholder                                       932,313
  Accrued interest payable to stockholders                        1,296,037
                                                               ------------

           Total current liabilities                              9,447,110


NOTES PAYABLE, less current maturities                              160,000


COMMITMENTS AND CONTINGENCIES                                             -

DEFICIT IN STOCKHOLDERS' EQUITY
  Preferred sotck, $.01 par value
   10,000,000 shares authorized,
   none issued and outstanding                                            -
  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   22,914,769 shares issued and outstanding                          22,915
  Additional paid-in capital                                      9,008,872
  Unamortized debt issuance costs                                  (123,708)
  Accumulated deficit                                           (17,975,667)
                                                               ------------

           Total deficit in stockholders' equity                 (9,067,588)
                                                               ------------

                                                               $    539,522
                                                               ============


        The accompanying notes are an intregral part of this statement.


                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                            STATEMENTS OF OPERATIONS
                            Years ended December 31,



                                                               2000         1999
                                                           -----------  -------------
Revenue
    Advertising                                            $ 3,670,035  $   2,863,125
    Newsstand and subscription, net of returns                 325,785        472,787
                                                           -----------  -------------

                    Total revenue                            3,995,820      3,335,912
                                                           -----------  -------------

Cost and expenses
    Cost of sales and other direct expenses                  2,804,395      2,467,872
    Selling, general and administrative expenses             6,141,071      1,870,152
                                                           -----------  -------------
                                                             8,945,466      4,338,024
                                                           -----------  -------------

                    Loss from operations                    (4,949,646)    (1,002,112)
                                                           -----------  -------------

Other expenses
    Interest expense, net                                   (1,150,790)      (683,616)
    Asset impairment charge                                          -       (198,581)
    Loss on disposal of assets                                       -         (9,048)
                                                           -----------  -------------

                    Total other expenses                    (1,150,790)      (891,245)
                                                           -----------  -------------

                    Net loss before extraordinary item      (6,100,436)    (1,893,357)

Extraordinary gain on extinguishment of debt                         -        595,399
                                                           -----------  -------------

                    Net loss                               $(6,100,436) $  (1,297,958)
                                                           ===========  =============

Loss per share of common stock (basic and diluted)
    Net loss before extraordinary item                     $     (0.30) $       (0.12)

    Extraordinary gain on extinguishment of debt                     -           0.04
                                                           -----------  -------------

    Net loss per share                                           (0.30)         (0.08)
                                                           ===========  =============

        The accompanying notes are an intregral part of this statement.

                                       F-3

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
            STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY Years ended
                           December 31, 2000 and 1999



                                                             Common Stock     Additional   Unamortized
                                                         -------------------   Paid-in        Debt        Accumulated
                                                            Share    Amount    Capital    Issuance Costs    Deficit        Total
                                                         ----------  -------  ----------  --------------  ------------  ------------
Balance at January 1, 1999                               15,362,669  $15,362  $4,850,066  $            -  $(10,577,273) $(5,711,845)


Sale of restricted common stock                             200,000      200      49,800               -             -       50,000

Issuance of  restricted common stock
   to employees for compensation                            440,000      440     120,560               -             -      121,000

Net loss for the year                                             -        -           -               -    (1,297,958)  (1,297,958)
                                                         ----------  -------  ----------  --------------  ------------  -----------


Balance at December 31, 1999                             16,002,669   16,002   5,020,426               -   (11,875,231)  (6,838,803)

Sale of restricted common stock, net of
   costs of $317,312                                      4,000,000    4,000   1,178,688               -             -    1,182,688

Issuance of restricted common stock in connection
   with short-term borrowings                               150,000      150      58,350               -             -       58,500

Issuance of restricted stock in connection
   with convertible debentures                              500,000      500     147,950        (123,708)            -       24,742

Beneficial conversion feature of convertible debentures           -        -     212,687               -             -      212,687


                                                             Common Stock     Additional   Unamortized
                                                         -------------------   Paid-in        Debt        Accumulated
                                                            Share    Amount    Capital    Issuance Costs    Deficit        Total
                                                         ----------  -------  ----------  --------------  ------------  ------------
Issuance of restricted common stock in exchange
   for release from consulting agreement                    600,000      600     393,000               -             -      393,600


Issuance of restricted common stock for services          1,412,100    1,413     728,137               -             -      729,550


Conversion of note payable to common stock                  250,000      250     209,750               -             -      210,000

Fair value of warrants issued for services                        -        -   1,059,884               -             -    1,059,884

Net loss for the year                                             -        -           -               -    (6,100,436)  (6,100,436)
                                                         ----------  -------  ----------  --------------  ------------  ------------

                                                         22,914,769  $22,915  $9,008,872  $     (123,708) $(17,975,667) $(9,067,588)
                                                         ==========  =======  ==========  ==============  ============  ===========

         The accompanying notes are an integral part of this statement.

                                       F-5


                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                            STATEMENTS OF CASH FLOWS
                            Years ended December 31,



                                                                 2000         1999
                                                              -----------  -----------
Cash flows from operating activities:
    Net loss                                                  $(6,100,436) $(1,297,958)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Extraordinary gain on extinguishment of debt                  -     (595,399)
          Amortization of debt issuance costs                      24,742            -
          Amortization of intangibles                                   -       62,709
          Asset impairment charge                                       -      198,581
          Depreciation of furniture and equipment                  22,049       39,547
          Loss on disposal of property and equipment                    -        9,048
          Issuance of restricted common stock for:
             Services                                             729,550      121,000
             Release from consulting agreement                    393,600            -
          Issuance of restricted common stock in connection
             with short-term borrowings                            58,500            -
          Issuance of restricted common stock in connection
             with debt conversion                                  60,000            -
          Warrants issued for services                          1,059,884            -
          Expense of beneficial conversion feature of the
             convertible debentures                               212,687            -
          Increase in accounts receivable                        (204,435)    (116,216)
          Decrease in prepaid expenses                             87,588       48,197
          Decrease (increase) in employee advances                 46,500      (46,500)
          Increase in other assets                                   (615)           -
          Increase (decrease) in accounts payable
             and accrued expenses                                 960,125     (203,698)
          Decrease in unexpired subscriptions                     (83,515)     (55,317)
          Increase in accrued interest payable                    513,666      425,289
                                                             ------------  -----------

                Net cash used in operating activities          (2,220,110)  (1,410,717)
                                                             ------------  -----------



        The accompanying notes are an integral part of these statements.

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                            Years ended December 31,



                                                                 2000         1999
                                                              -----------  -----------
Cash flows from investing activities:
    Purchases of furniture and equipment                      $   (15,656) $    (6,939)
                                                              -----------  -----------

Cash flows from financing activities:
    Proceeds from short term borrowings                                 -      873,568
    Principal repayments of short term borrowings, net           (731,626)     (96,978)
    Proceeds from long term borrowings                          1,160,000            -
    Advances from stockholder                                     765,754      382,155
    Proceeds from issuance of common stock, net                 1,182,688       50,000
                                                              -----------  -----------

                Net cash provided by financing activities       2,376,816    1,208,745
                                                              -----------  -----------

                Net increase (decrease) in cash                   141,050     (208,911)

Cash (overdraft) at beginning of year                             (69,452)     139,459
                                                              -----------  -----------

Cash (overdraft) at end of year                               $    71,598  $   (69,452)
                                                              ===========  ===========

Supplemental disclosures of cash flow information
 Cash paid during the years for:
       Interest                                               $   105,148  $   128,831
                                                              ===========  ===========

       Income taxes                                           $         -  $       800
                                                              ===========  ===========

Noncash investing and financing activities:

     One creditor converted its debt into common stock. The principal balance of the debt was $150,000 at the time of conversion. In connection with the debt conversion, the Company issued an additional 72,000 shares of common stock to the creditor resulting in a noncash financing charge (included in interest expense) of $60,000.



         The accompany notes are an integral part of these statements.

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE A - DESCRIPTION OF BUSINESS

     Detour Media Group, Inc. formerly known as Detour Magazine, Inc., (the "Company"), was incorporated under the laws of the State of Colorado on May 18, 1990. The Company is in the business of publishing an international fashion and entertainment magazine. The Company derives its revenue primarily from advertising, with the balance from circulation. The magazine is published ten times a year with two double issues per year.


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

                            Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999



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

     At December 31, 2000, the Company has approximately $13,085,000 and $9,013,000 of federal and state net operating loss carryforwards available to offset future taxable income. The losses expire at various years through 2025 for federal purposes and 2015 for state purposes. The deferred tax asset related to these net operating loss carryforwards is $5,103,000 at December 31, 2000. There are no other significant deferred tax asset or liability amounts at December 31, 2000. In the opinion of management, it is more likely than not that these deferred tax assets will not be realized and therefore a valuation allowance has been recorded for 100% of the deferred tax asset.

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

     Fair Value of Financial Instruments
     -----------------------------------

     The Company's financial instruments consist of cash, short-term trade receivables and payables, short-term and long-term borrowings and amounts due to stockholders. The carrying values of cash and short-term trade receivables and payables approximate their fair values. Based on borrowing rates currently charged to the Company for financing, the carrying values of the short-term and long-term borrowings and amounts due to stockholders approximate their estimated fair values.

                            Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

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

     Advertising Costs
     -----------------

     Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $597,259 and $318,477 for the year ended December 31, 2000 and 1999, respectively.

     Segment Reporting
     -----------------

     The Company is centrally managed and operates in one business segment: publishing.

     Loss per Share
     --------------

     Basic income (loss) per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised. The weighted average number of shares used in the basic and diluted loss per share calculation was 20,009,185 and 15,610,169 for the year ended December 31, 2000 and 1999, respectively. All potential common shares from the exercise of stock options and warrants have been excluded from the denominator of the diluted per-share computation as a result of the net loss incurred by the Company in 2000 and 1999.

     Warrants to purchase 4,635,000 and 2,100,000 shares of common stock were not included in the computation of diluted loss per share for the year ended December 31, 2000 and 1999 because to do so would have been antidilutive for the periods presented.

                            Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

NOTE C - GOING CONCERN MATTERS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $6,100,436 and $1,297,958 during the years ended December 31, 2000 and 1999. At December 31, 2000, the Company's total liabilities exceeded its total assets by $9,067,588 and the Company had a net working capital deficiency of $8,966,466. The Company is also in default of certain notes payable. These factors, among others, indicate that the Company may be unable to continue as a going concern.

     Management has developed a business plan that they believe will improve the operating results of the Company. The primary concept of the plan is to create strategic alliances in order to expand upon the Company's publishing base, accelerate the custom publishing activities which commenced in the year 2000, and to exploit the "Detour" brand outside the publishing arena. The plan also encompasses consolidating overhead and decreasing debt through these alliances.

     Management is currently engaged in two separate negotiations, which could result in a stronger advertising and operational base for publishing and distribution in North America and also launch Detour Magazine in Europe. Also, utilizing the Company's existing agreement with Creative Artists Agency and relationships with various Internet driven and conventional companies seeking to place their content in magazine format, management believes it is positioned to expand upon its custom publishing revenue at relatively low cost.

     As a result of current negotiations with a European production company already invested in the Company, management seeks to exploit the value of the "Detour" brand to create a joint venture of Detour TV properties in Europe without the burden of production or overhead costs.

     Finally, management has been in discussions with certain parties from the music industry in order to form a Detour music group alliance encompassing music production, publishing and management.

     Going forward, significant amounts of additional cash will be needed to pay the costs to implement the new business plan and to fund losses until the Company is profitable. While there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing to support its business plan and is exploring a number of alternatives in this regard. As discussed in Note L to the financial statements, the Company has raised $739,000 (net of issuance costs of $50,000) through the issuance of its common stock subsequent to December 31, 2000.

     To implement the proposed business plan and to fund associated restructuring costs and operating losses, the Company also will be required to restructure certain of its outstanding debt and other financing arrangements. Several alternatives are being considered.

                          Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

NOTE C - GOING CONCERN MATTERS - Continued

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


NOTE D - ACCOUNTS RECEIVABLE

     During 1999, the Company sold a majority of its advertising accounts receivable to a finance company without recourse. The receivables were sold at a discount ranging from 3.99% to 10.64% on a pre-approved basis (average discount rate of 5% per month for 2000 and 1999), with a "hold-back" of 12% on each invoice until payment of the receivables. Therefore, the finance company was only factoring 88% of the Company's eligible advertising receivables. The finance company provided certain credit services for the Company, such as obtaining credit reports on customers and collections. In December 1999, the Company discontinued selling its accounts receivable and the remaining amount due from the finance company at December 31, 1999 was not significant. In January 2001, the Company began selling its accounts receivable to a different finance company at terms similar to the previous financing arrangement. Finance fees for the year ended December 31, 1999 totaled $117,524, and is included in interest expense on the statement of operations. Proceeds received from the sales of accounts receivable in 1999 are included in cash flows from operating activities in the statements of cash flows.


NOTE E - FURNITURE AND EQUIPMENT

     Furniture and equipment at December 31, 2000 consist of the following:

             Office equipment                                $ 171,055
             Furniture and fixtures                             63,666
                                                             ---------
             Less accumulated depreciation                    (191,968)
                                                             ---------
                                                             $  42,753
                                                             =========

                          Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

NOTE F - NOTES PAYABLE

    Notes payable at December 31, 2000 consist of the following:

        Note payable to a financial institution, principal and
        unpaid interest was due in December  1998.  The note bore
        interest at 18% through its maturity date and currently
        bears  interest  at 28%.  The Company is in default of
        this  note,  which  is  personally  guaranteed  by the
        Company's  majority stockholder.                            $   522,500

        Note payable, principal and unpaid interest was due on
        March 8, 2000. The note  bears interest at 6%.  The note
        was not repaid on the due date and the Company is
        currently in default of this note.                              100,000

        Notes payable,  principal and unpaid interest was due on
        July 15, 1999. The note bore interest at 12% through
        maturity and currently bears interest at 14%.  The note
        was not repaid on the due date and the Company is
        currently in default of this note.                               77,972

        Convertible  debentures  maturing  on June 19,  2003.
        The  debentures  are issued to five creditors and bear
        interest at 10%. The  debentures  require quarterly
        interest only payments.                                       1,000,000

        Convertible  debentures  maturing in December,  2005.
        The  debentures  are issued  to  eight  creditors  and
        bear interest at 6%.  Principal and interest are due at
        maturity.                                                       160,000

        Eight notes payable,  bearing interest at rates ranging
        from 10% to 12% and requiring  monthly or quarterly
        interest payments.  All eight notes are payable on demand.      859,44
                                                                     ----------
                                                                      2,719,921
        Less current maturities                                       2,559,921
                                                                     ----------
        Long-term portion                                            $  160,000
                                                                     ==========

                        Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

NOTE F - NOTES PAYABLE - Continued

     In connection with the issuance of convertible debentures, the Company paid issuance costs to financial advisors totaling $141,032. The debt issuance costs are included in interest expense in fiscal 2000. The Company also issued 500,000 shares of its common stock to the same financial advisors (see Note K). The convertible debentures can be converted into common stock at an amount equal to 80% of the average three lowest closing bid prices from the 20 days immediately preceding the conversion date. This beneficial conversion feature resulted in a noncash charge of $212,687 included in interest expense in fiscal 2000.

     As of December 31, 2000, the Company did not make the quarterly interest payments on the convertible debentures maturing in 2003. This is an event of default under these agreements and the Company has not obtained a waiver of the violations. In accordance with accounting principles generally accepted in the United States of America, the debt is classified as current as of December 31, 2000.

     Interest expense on notes payable (excluding interest expense on amount due to stockholders and debt issuance costs) totaled $209,000 and $175,000 for the year ended December 31, 2000 and 1999, respectively.

     Future maturities of notes payable as of December 31, 2000 are as follows:

                 Year ending December 31.
             ---------------------------------
                           2001                            $2,559,921
                           2002                                     -
                           2003                                     -
                           2004                                     -
                           2005                               160,000
                                                           ----------
                                                           $2,719,921
                                                           ==========


NOTE G - AMOUNTS DUE TO STOCKHOLDERS

     Note payable to stockholder represents advances of $932,313 made to the Company in 1995. The note bears interest at 12% per year, is payable on demand, and is collateralized by substantially all the assets of the Company. At December 31, 2000, the full amount of principal is outstanding. Accrued interest payable to this minority stockholder at December 31, 2000 totaled $525,500. Interest expense for this note was $112,000 for each of the years ended December 31, 2000 and 1999.

                            Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

NOTE G - AMOUNTS DUE TO STOCKHOLDERS - Continued

     Advances from stockholder represent advances made by the majority stockholder of the Company for working capital purposes. At December 31, 1999, the advances bore interest at 12% per annum and were payable on demand. In March 2000, the majority stockholder agreed to reduce the annual interest rate to 8% and modified the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, the Company must use at least 25% of the net proceeds of any financing received by the Company to repay the advances. Further, all of the advances are due and payable in full at such time as the Company has received equity financing of at least $10,000,000. At December 31, 2000, $2,556,021 of principal is outstanding and classified as short-term. Accrued interest payable to the majority stockholder at December 31, 2000 totaled $770,537. Interest expense on the advances from stockholder was approximately $298,000 and $280,000 for the year ended December 31, 2000 and 1999, respectively.


NOTE H - ASSET IMPAIRMENT CHARGE

     In February 1998, the Company entered into an agreement to purchase certain intangible assets from and assumed certain liabilities of Berle-Moll Enterprises, Inc. ("Berle") for a total purchase price of $295,842. The Company paid $85,706 in cash (including acquisition costs of $17,706), issued a note payable to Berle in the amount of $107,164 and assumed certain liabilities in the amount of $120,678. Under the agreement, the Company agreed that if it ceased to publish the acquired magazine acquired under the trademark purchased, promptly upon demand by Berle, the Company would transfer the magazine trademarks to Berle. The acquired intangible assets were being amortized on a straight-line method over five years. Amortization expense for the years ended December 31, 1999 was $62,709.

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

                            Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

NOTE J - COMMITMENTS AND CONTINGENCIES

1.   Operating Leases
     ----------------

     The Company conducts its operations from two facilities that are leased under separate three year non-cancelable operating leases expiring in January 2001 and November 2001. The Company is required to pay its proportionate share of utilities and real estate taxes at one of its locations.

     Rent expense for the years ended December 31, 2000 and 1999 was $119,807 and $119,862, respectively. Minimum future rental payments under non-cancelable operating leases as of December 31, 2000 total $72,000, payable in 2001.

2.   Cease-and-Desist  Proceeding  by the  Securities  and  Exchange  Commission
     ---------------------------------------------------------------------------

     By notice dated March 30, 2000, the staff of the Salt Lake City District Office of the Securities and Exchange Commission ("SEC" or "the Commission") notified the Company and its Chairman that it was recommending to the SEC that an enforcement action be filed against both the Company and its Chairman relating to accuracy of certain of the Company's financial statements in 1997 and 1998. The recommended enforcement action was based on: (i) the improper presentation of certain quarterly financial information; and (ii) the failure to record in accordance with generally accepted accounting principles the proper compensation expense resulting from the issuance to consultants in 1997 of options to purchase 4,400,000 shares of common stock. According to the notice from the Commission, the SEC anticipates alleging that the Company has violated Section 17(a) of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934, rule 10b-5, Section 13(a) of the Exchange Act and various rules promulgated thereunder.

     The Company believes that the issue regarding improper presentation of quarterly financial information relates to the Company's averaging of certain costs and expenses in certain quarterly periods in 1997 and 1998 instead of calculating these costs and expenses precisely. To comply with the staff's requirement, the Company would be required to determine the actual costs and expenses for the affected quarters. The second issue related to whether the Company recorded the proper amount of compensation expense in connection with the issuance of the options to the consultants. The Company recorded an expense of $21,991, based on the exercise price of the options of $.005 per share. The Company understands that the staff believes that the expense should be the fair market value of the options at the time the options were issued. Under generally accepted accounting principles, any such additional compensation expense in connection with the options would result in a corresponding increase in the paid-in capital of the Company. Thus, while the expense would increase the Company's net loss for 1997, the paid-in capital would be similarly increased and there would be no change to the Company's total deficit in stockholders' equity as of the end of 1997.

                            Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

     In 2000, the Company advised the staff that it wished to cooperate fully and reach an agreement on an appropriate remedy to resolve this matter. The Company had determined to restate its financial statements to address the concerns raised by the staff.

     On November 22, 2000, the Commission issued a cease-and-desist proceeding pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934. The Commission ordered the Company to amend its filings with the Commission to properly reflect its financial condition and operating results, and as required by Section 13(b)(2) of the Exchange Act, make and keep books, record and accounts which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company. The Commission further ordered the Company to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that, among other things, transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles. The Company has advised the Commission of its intention to amend its filing with the Commission.

3.   Litigation
     ----------

     The Company is a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the Company's financial statements.

NOTE K - EQUITY

     In June 1997, the Company adopted the Detour Magazine, Inc. 1997 Non-Qualified Stock Option Plan (the "Plan"), which reserved an aggregate of 4,400,000 shares of the Company's common stock for issuance thereunder. In 1997, the Company authorized the issuance of 4,400,000 options under the Plan to five entities, granting each entity options at an exercise price of $.005. All of the issued options were exercised in 1998 and resulted in net proceeds of $21,991. None of the options to purchase shares of the Company's common stock under the Plan were issued to any member of management. At December 31, 2000, there are no further options reserved for issuance under the Plan and there are no outstanding options.

     In 1999, the Company issued 440,000 shares of its common stock to employees as compensation for services rendered. The stock was valued at the closing stock price on the day of issuance and expensed in the 1999 statement of operations. The Company also issued 200,000 shares of its common stock for cash proceeds totaling $50,000.

                            Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE K - EQUITY - Continued

     In December 1999, the Company and its majority stockholder entered into an agreement with two financial advisors to assist the Company in obtaining equity and debt financing and to provide other consulting services, including identifying potential acquisitions and strategic partners, analyzing potential acquisitions and other business arrangements, assisting in strategic planning and business development, market support and assisting in developing e-business plans. In connection with this agreement, the Company issued to each advisor warrants to purchase 800,000 shares of its common stock at an exercise price of $.10 a share. The vesting of such warrants was subject to certain conditions during a service period that extended through September 30, 2000, as follows: (i) 25,000 warrants vest per month throughout the service period; (ii) in addition, at such time that the Company receives at least $1,000,000 of financing arranged by the financial advisors, additional warrants shall vest in a ratio equal to the aggregate funds raised divided by $5,000,000; and (iii) in the event of a sale of the Company during the service period, additional warrants vest in an amount equal to the number of vested warrants immediately prior to the sale (effectively doubling the number of vested warrants). In no event shall the number of vested warrants exceed the initial number of warrants of 1,600,000.

     Management believed the agreement did not contain a performance commitment because the financial advisors had no disincentive for nonperformance other than the loss of the cash, options and warrants attributable to the work performed. Accordingly, the options and warrants issued under this agreement were measured at the fair value on the dates the advisors were successful in obtaining financing for the Company. At December 31, 1999, the Company had not received any financing arranged by the financial advisors. Between January 1, 2000 and March 31, 2000, the Company received $1,800,000 of financing (debt and equity) resulting in the vesting of warrants to purchase 416,000 shares of the Company's common stock. The agreement was amended in fiscal 2000 resulting in the vesting of the remaining warrants to purchase an additional 1,184,000 shares of the company's common stock. The vesting of the remaining warrants to purchase 1,184,000 resulted in a noncash charge of $663,040 included in general and administrative expense in fiscal 2000.

     The agreement also provided the financial advisors an option to purchase 3,000,000 shares of common stock of the Company at an exercise price of $.10. The options were exercisable if and only if the Company received at least $5,000,000 in financing arranged by the financial advisors. The agreement also provided for a cash financing fee of 10% of the funds raised. In addition, the financial advisors may have been entitled to cash consulting fees up to $10,000 per month, depending on the amount of funds raised on behalf of the Company.

                            Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE K - EQUITY - Continued

     In September 2000, the Company terminated this agreement with the two financial advisors. In addition to the 800,000 of stock warrants issued to each advisor, the Company issued an additional 300,000 shares of its restricted common stock to each advisor in order to terminate the agreement. The issuance of these additional 600,000 shares resulted in a noncash charge of $393,600 involved in general and administrative expense in fiscal 2000. In connection with this termination agreement, the option to provide 3,000,000 shares of the Company's stock was cancelled.

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

     In February 2000, the Company issued two units for $100,000 per unit, or a total of $200,000. Each unit consists of a promissory note of the Company in a principal amount of $100,000, bearing interest at 10% per year due and payable on January 31, 2001, and 75,000 warrants, each warrant entitling the holder to purchase one share of common stock for $.10 per share, at any time through December 31, 2004.

     In March 2000, the Company issued 3,000,000 shares of common stock for $.33 1/3 per share, or a total of $1,000,000 (less stock issuance costs). The purchasers received demand registration rights exercisable after September 14, 2000. The Company was in violation of certain representations and warranties made in the stock purchase agreements and has not received waivers of these violations. These violations could subject the Company to damages, including the potential rescission of the shares, if waivers cannot be obtained. In the opinion of management, the damages, if any, resulting from the violations would not be material to the Company's financial position or results of operations.

     In April 2000, the Company issued 1,000,000 shares of common stock for $.50 per share, for a total of $500,000 (less stock issuance costs). The purchaser received demand registration rights exercisable after April 30, 2001.

                          Detour Media Group, Inc.
                   (formerly known as Detour Magazine, Inc.)
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000 and 1999


NOTE K - EQUITY - Continued

     Between June 2000 and December 2000, the Company issued 1,412,100 shares of common stock in exchange for various professional services, including legal, marketing, promotional and financial services. The issuance of these shares resulted in a noncash charge included in general and administrative expenses of $729,550 in fiscal 2000.

     The Company also issued warrants to acquire approximately 2,120,000 shares of the Company's common stock in exchange for various professional services including the 1,184,000 shares issued to the two financial advisors described above. The fair value of the warrants issued in fiscal 2000 totaled $1,259,884 and is included in selling, general and administrative expense.

     In February 2000, the Company issued 150,000 shares of its common stock in connection with short-term borrowings. The issuance of the shares resulted in a noncash financing charge (included in interest expense) of $58,500 in fiscal 2000.

     In November 2000, the Company issued 500,000 shares of its common stock to financial advisors in connection with the issuance of certain convertible debentures (Note F). The issuance of the shares has been reflected as a debt issuance cost in the statement of deficit in stockholder's equity and being amortized over the lives of subordinated debentures (3 years).


NOTE L - SUBSEQUENT EVENTS

     On April 9, 2001, the Company's former financial advisors exercised warrants to acquire 1,333,333 shares of the Company's common stock. On April 11, 2000, the company issued 1,000,000 shares to various shareholders resulting from the Company's noncompliance with the shareholders' request to register previously issued restricted shares. The shareholders previously received demand registration rights.

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

---------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     At December 31, 2000, we owe Edward T. Stein, the principal shareholder and Chairman of the Board of our Company, the principal amount of $2,556,021, which Mr. Stein advanced to us for working capital purposes. This obligation originally accrued interest at the rate of 12% per annum and was due upon demand. In March 2000,

Mr. Stein agreed to reduce the annual interest rate to 8% and modified the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, we must only use at least 25% of net proceeds of any financing received by us to repay these advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10,000,000.
Accrued interest payable on this obligation at December 31, 2000, totaled $770,537. Interest expense on the advances from stockholder was approximately $298,000 and $280,000 for the years ended December 31, 2000 and 1999, respectively.

     In 1995, our majority stockholder loaned us $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who, upon information and belief, has assigned portions of this note to other unaffiliated parties. This note is collateralized by substantially all of our assets, except for accounts receivable. Accrued interest payable to this stockholder at December 31, 2000 totaled $525,500. Interest expense for this note was $112,000 for the fiscal year ended December 31, 2000.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2001.

                                        DETOUR MEDIA GROUP, INC.
                                        (Registrant)


                                        By:s/ Andrew Left
                                           ---------------------------------
                                           Andrew Left, President and Chief
                                           Executive Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 17, 2001.



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

                            DETOUR MEDIA GROUP, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

EXHIBITS                                                                Page No.


3.5     Amendment to Articles of Incorporation . . . . . . . . . . .. . . 51

                         Mail to: Secretary of State   For office use only   002
                            Corporations Section                RECEIVED
                          1560 Broadway, Suite 200
                              Denver, CO 80202           2001 MAR 23  AM  9:04
                               (303) 894-2251
MUST BE TYPED                Fax  (303) 894-2242          SECRETARY OF STATE
FILING FEE: $25.00                                        STATE OF COLORADO
PLEASE SUBMIT TWO COPIES                               -------------------------

                            ARTICLES OF AMENDMENT
Please include a typed             TO THE
self-addressed envelope   ARTICLES OF INCORPORATION


Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

FIRST: The name of the corporation is             Detour Magazine, Inc.
                                      ------------------------------------------

SECOND:  The following amendment to the Articles of Incorporation was adopted on
   March 21,  20 01 , as prescribed by the Colorado Business Corporation Act, in
-------------   ---
the manner marked with an X below:

       No shares have been issued or Directors Elected - Action by Incorporators
-----

       No shares have been issued but Directors Elected - Action by Directors
-----

       Such amendment was adopted by the board of directors where shares have ----- been issued and shareholder action was not required.

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

                             See Annexed Amendments.

THIRD: If changing corporate name, the new name of the corporation is

                            Detour Media Group, Inc.
--------------------------------------------------------------------------------

FOURTH: The manner, if not set forth in such amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the amendment shall be effected, is as follows:

         Not applicable.

If these amendments are to have a delayed effective date, please list that date:
_______________________________________________________________________________
(Not to exceed ninety (90) days from the date of filing)


                                                DETOUR MAGAZINE, INC.
                                          --------------------------------------

                                Signature   s/Edward T. Stein
                                          --------------------------------------

                                    Title          Chairman
                                          --------------------------------------

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