Form 10QSB
period 2001-03-31
DETOUR MAGAZINE INC
filed 2001-05-22
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

                         Commission File Number: 0-25388



                            DETOUR MEDIA GROUP, INC.
        (Exact name of small business issuer as specified in its charter)



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

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 21, 2001, was 28,611,633 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three month period ended March 31, 2001, are attached hereto.

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

OVERVIEW

     We are engaged in publishing of a monthly magazine entitled Detour, which includes advertisements and articles relating to fashion, contemporary music and entertainment and social issues. Management describes the magazine as an "urban, avant-garde" publication. We derive approximately 80% of our revenues from advertising, with the balance from circulation. We maintain offices in both Los Angeles and New York City.

     The Magazine is been published monthly, with the exception of the issues for December/January and June/July, for which one issue is published. The Magazine has been, in general, approximately 150 pages in length, comprised of about 50 to 60 pages of advertising, with the balance in editorial pages.

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our business and to identify other factors affecting our results of operations for the three month periods ended March 31, 2001 and 2000.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Three Month Periods Ended March 31, 2001 and 2000

     During the three month period ended March 31, 2001, our revenues decreased from the same period in 2000, as we generated revenues of $399,569, compared to revenues of $1,084,007 for the similar period in 2000, a decrease of $684,438 (63%). This was attributable to only one double issue of our Magazine being published during this period, compared to three single issues being published during the three month period ended March 31, 2000, resulting in a decrease in advertising revenues. We published only one issue during this period because of our lack of working capital. Our March 2001 issue was published and released in April 2001, subsequent to the end of the three month period. As a result, we anticipate that our revenues and costs of sales will increase in the three month period to end June 30, 2001, which should include four issues of our Magazine.

     In the three month period ended March 31, 2001, costs of sales also decreased 67%, to $237,316, compared to $712,947 for the similar period in 2000, a decrease of $475,631, which was also due to the publication of only one issue of our Magazine during the applicable period, compared to three issues in 2000.

     Selling, general and administrative expenses were $528,644 for the three months ended March 31, 2001, compared to $665,502 for the similar period in 2000, a decrease of $136,858 (21%). This decrease was due primarily to a reduction of staff and cost cutting necessitated by our financial condition. However, we continued to incur significant fees and expenses in connection with our funding efforts and new business plan activities.

     Financing fees in the amount of $150,000 were incurred during the three month period ended March 31, 2001, which represented the value of our common stock issued to a lender as a default penalty regarding our non-performance on one of the conditions contained in the loan documents.

     Interest expense decreased from $201,749 in the three months ended March 31, 2000, to $194,500 for the three months ended March 31, 2001, a decrease of $7,249 (4%) as a result of a small decrease in the principal balance due to a major shareholder. See "Liquidity and Capital Resources" below. As a result, we generated a net loss of $(710,891) for the three month period ended March 31, 2001, ($.03 per share) compared to a net loss of $(444,239) for the three month period ended March 31, 2000 ($.02 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At the end of the three month period ended March 31, 2001, we had $8,451 in cash and cash equivalents. Accounts receivable decreased to $288,401 from $397,447 for the similar period in 2000, a decrease of $109,046 (27%), which management attributes to the fact that we published only one magazine issue during the applicable period, as well as the fact that we commenced a new factoring arrangement with Receivable Financing Corp. during 2001.

     During the three month period ended March 31, 2001, we received $300,000 from Union Atlantic as a subsequent contribution to the 10% Convertible Debentures previously issued in June 2000. These Debentures are for a 5 year term and also contain warrants to purchase 75,000 shares of our common stock at exercise prices of $.515 per warrant for 37,500 of the warrants and $.5859 per warrant for the remaining 37,500 warrants. The Debentures may be converted at any time during a three year term at a conversion price equal to the lesser of $.90 per share, or 80% of the average three lowest closing bid prices of our common stock during the 22 day trading period prior to conversion.

     We have numerous outstanding notes payable, including the following:

     In August 1998, we obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, to be used for general working capital. This loan currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. The loan provides for an exit fee equal to 3% of the original principal amount of the loan ($16,500) and is secured by 1,000,000 shares of our common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation. In December 1998, we repaid $27,500 of the principal balance. We also paid all interest which had accrued through June 30, 2000. In April 2001, we tendered a payment of $170,000 on this obligation and entered into a Forebearance Agrement which provides, among other things, for us to pay this lender $25,000 per month until the entire balance is paid in full. Upon payment in full, the lender will return all of the stock provided as security. Interest continues to accrue at the default rate.

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

     In February 2001, we received a loan from an individual in the principal amount of $80,000, which we repaid in full in March 2001. We issued 75,000 shares of our "restricted" common stock as full consideration for this loan.

     At March 31, 2001, we had nine other notes payable in the aggregate principal amount of $936,791, bearing interest at rates ranging from 8% to 12% per annum, all of which require a monthly or quarterly payment of principal and/or interest. These notes are due on demand or past due.

     In 1995, our majority stockholder loaned us $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who, upon information and belief, has assigned portions of this note to other unaffiliated parties. This note is secured by substantially all of our assets, except for accounts receivable. Accrued interest payable to this stockholder at March 31, 2001 totaled $553,000. Interest expense for this note was $28,000 during the three month period ended March 31, 2001.

     Advances from stockholder represent advances made by our majority stockholder for working capital purposes. At September 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, our majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000 and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, we must use at least 25% of the net proceeds of any financing received by us to repay the advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10 million. At March 31, 2001, $2,585,721 of principal was outstanding and classified as short-term. Accrued interest payable to the majority stockholder at March 31, 2001 totaled $845,537. Interest expense on the advances was $75,000 for the three month period ended March 31, 2001.

TRENDS

     In order to implement our new business strategy described in our Form 10-KSB for the fiscal year ended December 31, 2000, we need to raise a minimum of $2 million of additional capital, over and above what we have recently raised. The capital which we received recently was utilized to pay outstanding obligations which had accrued and we were unable to utilize these funds for implementation of our new business plan. Without the additional capital, it will be necessary to abandon our plans for Detour Music and Detour Europe. In addition, we will be required to continue to substantially reduce costs for the magazine and not able to sustain our existing advertising revenue or grow the circulation base. In the event all current discussions terminate without additional capital, we will have to enter a joint publishing arrangement with other magazine publishers or liquidate.

     With an additional two million of capital, we will begin to implement our business strategy and, while no assurances can be provided, we should be profitable within 18 months after receipt of applicable funding.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three month period ended March 31, 2001.

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

     On November 22, 2000, the matter was resolved by the Commission issuing a cease-and-desist proceeding pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934. The Commission ordered us to amend our filings with the Commission to properly reflect our financial condition and operating results, and as required by Section 13(b)(2) of the Exchange Act, make and keep books, record and accounts which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets. The Commission further ordered us to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that, among other things, transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles. We have advised the Commission of our intention to amend our filing with the Commission. No civil penalties were assessed against us relevant to the settlement of this matter.

     We have been named as a defendant in several other lawsuits in the normal course of our business. With the exception of one prospective matter, in the opinion of management after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on our financial statements.

ITEM 2. CHANGES IN SECURITIES

     In January 2001, 260,000 shares of our common stock were issued relating to Union Atlantic as compensation for financing fees relating to the $300,000 investment made in January 2001.

     In February 2001, we issued 75,000 shares of our common stock to one person as a financing fee for an $80,000 loan made to us in February 2001 and repaid in March 2001.

     Beginning in January through March 2001, we issued 3,028,523 shares of our common stock to 13 persons at a price of $0.26 per share. From this offering we received $739,000 in net proceeds.

Each of the investors was an "accredited investor" as that term is defined under the Securities Act of 1933, as amended.

     Also, in March 2001, we issued 1,000,000 shares of our common stock as compensation and financing fees to cure a default relevant to the June 2000 financing previously undertaken. In June, 2000, we issued a 5 year, 10% Convertible Debenture to five investors for aggregate proceeds of $1,000,000. These Debentures also contained warrants to purchase 250,000 shares of our common stock at exercise prices of $.515 per warrant for 125,000 of the warrants and $.5859 per warrant for the remaining 125,000 warrants. The Debentures may be converted at any time during a three year term at a conversion price equal to the lesser of $.90 per share, or 80% of the average three lowest closing bid prices of our common stock during the 22 day trading period prior to conversion. In addition, we did undertake to file a registration statement registering all of the shares of common stock underlying the warrants with the Securities and Exchange Commission within 120 days following the issuance date. Alternatively, we had the right to repurchase all or any portion of these Debentures at a purchase price of 135% of the issuance price. We were unable to repurchase these Debentures and also failed to file the applicable registration statement.

Subsequent Event

     In April 2001, 1,333,333 shares of our common stock were issued pursuant to the exercise of outstanding warrants previously issued in favor of Trilogy Capital and Lexington Capital, which warrants were issued in connection with a prior financing to our company in 2000. The exercise price of these warrants were $.01 per share.

     In  each  instance   cited  above,   we  relied  upon  the  exemption  from
registration provided by Regulation D and/or Section 4(2), promulgated under the Securities Act of 1933, as amended, to issue the relevant shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - NONE.

                              DETOUR MAGAZINE, INC.

                             CONDENSED BALANCE SHEET

                                               (unaudited)   (audited)
                                                 March 31   December 31
                                                   2001         2000
                                              ------------  ------------
ASSETS:

Current Assets
     Cash                                     $      8,451  $     71,598
     Accounts receivable                           288,401       397,447
     Stock subscriptions receivable                500,000             0
     Prepaid expenses & other current assets       189,436        11,599
                                              ------------  ------------

       Total Current Assets                        986,288       480,644


Property And Equipment,  Net                        36,153        42,753

Debt issuance costs                                121,860       121,860

Security deposits and other assets                  34,709        16,125
                                              ------------  ------------

        TOTAL ASSETS                          $  1,179,010  $    661,382
                                              ============  ============

LIABILITIES:

Current Liabilities
     Accounts payable & accrued expenses      $  1,889,208  $  1,957,614
     Notes payable                               1,559,921     1,559,921
     Accrued interest payable                      237,204       145,204
     Due to stockholder                          2,462,509     2,556,021
     Note payable stockholders                     932,313       932,313
     Interest payable,  stockholders             1,398,534     1,296,037
                                              ------------  ------------

        Total Current Liabilities                8,479,689     8,447,110

Notes Payable, less current maturities           1,460,000     1,160,000

EQUITY:

     Common stock                                   27,280        22,915
     Additional paid-in capital                  9,433,142     8,543,139
     Accumulated deficit                       (18,221,101)  (17,511,782)
                                              ------------  ------------

        Total deficit in stockholders' equity   (8,760,679)   (8,945,728)
                                              ------------  ------------

     Total Liabilities & Equity               $  1,179,010  $    661,382
                                              ============  ============

                               DETOUR MAGAZINE INC

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                                          For the Three Months
                                             Ended March 31,
                                     -------------------------------

                                         2001                2000
                                     ------------        -----------

SALES                                $    399,569        $ 1,084,007

COST OF SALES                             237,316            712,947

                                     ------------        -----------
     GROSS PROFIT                         162,253            371,060

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES              528,644            665,502

                                     ------------        -----------
     OPERATING LOSS                      (366,391)          (294,442)


     Financing fees                      (150,000)                 -
     forgiveness of debt                        -             51,952
     Interest expense                    (194,500)          (201,749)

                                     ------------        -----------
     NET INCOME (LOSS)               $   (710,891)       $  (444,239)
                                     ============        ===========


Loss per share of
     common stock                    $      (0.03)       $     (0.02)
                                     ============        ===========

                              DETOUR MAGAZINE, INC

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOW

                                                         For the Three Months
                                                            Ending March 31
                                                           2001         2000
                                                       -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net  (loss)                                       $  (710,891)  $ (444,239)
                                                       -----------   ----------


Depreciation and Amortization                                6,600        4,763
Forgiveness of debt                                              0       51,952
Decrease (increase) in accounts receivable                 109,046     (268,130)
Decrease (increase) in prepaid expenses
     and other current assets                             (177,837)      40,361
Decrease (increase) in stock subscriptions receivable     (500,000)           0
Decrease (increase) in other assets                        (18,584)           0
Increase (decrease) in accounts payable
     and accrued expenses                                  (68,406)    (382,162)
Increase (decrease) in accrued interest payable             92,000      (30,144)
Increase in interest payable, stockholder                  102,497      109,544
                                                       -----------   ----------

     Total Adjustments                                    (454,684)    (473,816)
                                                       -----------   ----------

NET CASH USED IN
     OPERATING ACTIVITIES                               (1,165,575)    (918,055)
                                                       -----------   ----------

CASH FLOW USED IN INVESTING ACTIVITIES
     Purchase of fixed assets                                1,572       (2,550)
                                                       -----------   ----------

      NET CASH USED IN INVESTING ACTIVITIES                  1,572       (2,550)
                                                       -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Decrease in bank overdraft                                  0      (69,452)
     Net proceeds from (payments on) notes payable         300,000       57,813
     Net proceeds from (payments to ) stockholders         (93,512)      51,920
     Proceeds from issuance of stock                       289,000    1,000,000
     Common stock issued for services                      605,368            0
     Fair value of warrants issued to
       non-employees for services                                0            0
                                                       -----------   ----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                  1,100,856    1,040,281
                                                       -----------   ----------

          NET DECREASE IN CASH                             (63,147)

CASH - beginning                                            71,598
                                                       -----------

CASH - ending                                          $     8,451   $   26,824
                                                       ===========   ==========

                            DETOUR MEDIA GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Three Month Period Ended March 31, 2001

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

     In March, 2001, our shareholders approved amendments to our Articles of Incorporation, which amendments included changing our name to "Detour Media Group, Inc." and increasing the number of authorized common shares to 100,000,000 shares.

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

                                        DETOUR MEDIA GROUP, INC.
                                        (Registrant)

                                        Dated:  May 21, 2001


                                        By:  s/ Andrew Left
                                           ------------------------------------
                                           Andrew Left, President