Form 10QSB/A
period 2001-03-31
DETOUR MEDIA GROUP INC
filed 2001-06-21
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A1


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

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Three Month Periods Ended March 31, 2001 and 2000

     During the three month period ended March 31, 2001, our revenues decreased from the same period in 2000, as we generated revenues of $399,233, compared to revenues of $1,078,542 for the similar period in 2000, a decrease of $679,309 (63%). This was attributable to only one double issue of our Magazine being published during this period, compared to three single issues being published during the three month period ended March 31, 2000, resulting in a decrease in advertising revenues. We published only one issue during this period because of our lack of working capital. Our March 2001 issue was published and released in April 2001, subsequent to the end of the three month period. As a result, we anticipate that our revenues and costs of sales will increase in the three month period to end June 30, 2001, which should include four issues of our Magazine.

     In the three month period ended March 31, 2001, costs of sales were $256,381, compared to $777,338 for the similar period in 2000, a decrease of $520,957 (67%), which was also due to the publication of only one issue of our Magazine during the applicable period, compared to three issues in 2000.

     Selling, general and administrative expenses were $688,230 for the three months ended March 31, 2001, compared to $599,844 for the similar period in 2000, an increase of $88,386 (15%). This increase was due to our continuing to incur significant fees and expenses in connection with our funding efforts and new business plan activities.

     Interest expense increased from $201,749 in the three months ended March 31, 2000, to $354,800 for the three months ended March 31, 2001, an increase of $153,051 (76%) as a result of continued borrowing necessitated by cash shortages resulting from operating losses. See "Liquidity and Capital Resources" below. As a result, we generated a net loss of $(900,178) for the three month period ended March 31, 2001, ($0.04 per share) compared to a net loss of $(444,447) for the three month period ended March 31, 2000 ($.03 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At the end of the three month period ended March 31, 2001, we had a cash overdraft in the amount of $7,916. Accounts receivable decreased to $302,120 from $397,447 for the similar period in 2000, a decrease of $95,327 (24%), which management attributes to the fact that we published only one magazine issue during the applicable period, as well as the fact that we commenced a new factoring arrangement with Receivable Financing Corp. during 2001.

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

     We have numerous outstanding notes payable, including the following:

     In August 1998, we obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, to be used for general working capital. This loan currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. The loan provides for an exit fee equal to 3% of the original principal amount of the loan ($16,500) and is secured by 1,000,000 shares of our common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation. In December 1998, we repaid $27,500 of the principal balance. We also paid all interest which had accrued through June 30, 2000. In April 2001, we tendered a payment of $170,000 on this obligation and entered into a Forbearance Agreement which provides, among other things, for us to pay this lender $25,000 per month until the entire balance is paid in full. Upon payment in full, the lender will return all of the stock provided as security. Interest continues to accrue at the default rate.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - NONE.

                               DETOUR MEDIA GROUP
                    (formerly known as Detour Magazine, Inc.)
                           CONSOLIDATED BALANCE SHEET

                                                Unaudited          Audited
                       ASSETS                 March 31, 2001  December 31, 2000
                                              --------------  -----------------
CURRENT ASSETS
  Cash                                        $            -  $          71,598
  Accounts receivable, net                           302,120            397,447
  Stock subscription receivable                      500,000                  -
  Prepaid expenses                                    60,783             11,599
                                              --------------  -----------------

      Total current assets                           862,903            480,644

FURNITURE AND EQUIPMENT, net                          36,153             42,753

DEPOSITS AND OTHER ASSETS                             35,525             16,125
                                              --------------  ------------------

                                              $      934,581  $         539,522
                                              ==============  =================

  LIABILITIES AND DEFICIT IN
     STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Overdrafts                             $        7,916  $               -
  Accounts payable and accrued expenses            1,989,282          1,957,614
  Current maturities of notes payable              2,895,287          2,559,921
  Accrued interest payable                           237,204            145,204
  Advances from stockholder                        2,382,509          2,556,021
  Note payable to stockholder                        932,313            932,313
  Accrued interest payable to stockholders         1,398,534          1,296,037
                                              --------------  -----------------

      Total current liabilities                    9,843,045          9,447,110

NOTES PAYABLE, less current maturities               160,000            160,000

COMMITMENTS AND CONTINGENCIES                              -                  -

DEFICIT IN STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value 10,000,000
    shares authorized, none issued and
    outstanding                                            -                  -
  Common stock, $0.001 par value, 100,000,000
    shares authorized, 22,914,769 shares
    issued and outstanding at December 31,
    2000; 27,278,292 shares issued and
    outstanding at March 31, 2001                     27,281             22,915
  Additional paid-in capital                       9,893,508          9,008,872
  Unamortized debt issuance costs                   (113,408)          (123,708)
  Accumulated deficit                            (18,875,845)       (17,975,667)
                                              --------------  -----------------

      Total deficit in stockholders' equity       (9,068,464)        (9,067,588)
                                              --------------  -----------------
                                              $      934,581  $         539,522
                                              ==============  =================

                            DETOUR MEDIA GROUP, INC.
                    (formerly known as Detour Magazine, Inc.)
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                                                     For the three months
                                                        Ended March 31,
                                                       2001        2000
                                                   -----------  ----------

Revenue
    Advertising                                    $   381,747  $  954,971
    Newsstand and subscription, net of returns          17,486     123,571
                                                   -----------  ----------

              Total revenue                            399,233   1,078,542
                                                   -----------  ----------

Cost and expenses
    Cost of sales and other direct expenses            256,381     777,338
    Selling, general and administrative expenses       688,230     599,844
                                                   -----------  ----------
                                                       944,611   1,377,182
                                                   -----------  ----------

              Loss from operations                    (545,378)   (298,640)
                                                   -----------  ----------

Other expenses
    Interest expense, net                              354,800     201,749
    Asset impairment charge                                  -           -
    Loss on disposal of assets                               -           -
                                                   -----------  ----------

              Total other expenses                     354,800     201,749
                                                   -----------  ----------

              Net loss before extraordinary item     (900,178)    (500,389)

Extraordinary gain on extinguishments of debt               -       51,942
                                                   ----------  -----------

              Net loss                             $ (900,178) $  (448,447)
                                                   ==========  ===========

Net loss per share (basic and diluted)             $     (.04) $      (.03)
                                                   ==========  ===========

Weighted average number of shares outstanding      25,021,000   17,580,000
                                                   ==========  ===========
                                       10


                             DETOUR MEDIA GROUP, INC
                    (formerly known as Detour Magazine, Inc.)
                  STATEMENT OF DEFICIT IN STOCKHOLDER'S EQUITY

                      For the quarter ended March 31, 2001


                                                                     Unamortized
                                        Common Stock      Common         Debt       Accumulated
                                       Shares    Amount    APIC     Issuance Costs    Deficit       Total
                                     ----------  ------  ---------  --------------  -----------  ----------
Balance, December 31, 2000           22,914,769  22,915  9,008,872        (123,708) (17,975,667) (9,067,588)

Misc difference between client
closing

Sale of restricted common stock,
net of issuance cost                  3,028,523   3,029    735,971               -            -     739,000

Issuance of restricted common stock
in connection with borrowing            260,000     260       (260)              -            -           -

Issuance of restricted common stock
in connection with borrowing             75,000      75        (75)              -            -           -

Issuance of restricted common stock
to cure violation of warranties
under stock purchase agreement        1,000,000   1,000    149,000               -            -     150,000

Amortization of debt discount                 -       -          -          10,300            -           -

1st quarter net loss                          -       -          -               -     (900,178)   (900,178)
                                     ----------  ------  ---------  --------------  -----------  ----------

Balance, March 31 2001               27,278,292  27,279  9,893,508        (113,408) (18,875,845) (9,068,466)
                                     ==========  ======  =========  ==============  ===========  ==========


                            DETOUR MEDIA GROUP, INC.
                    (formerly known as Detour Magazine, Inc.)
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                   (900,178)

Adjustments
     Depreciation and amortization                                     6,600
     Amortization of debt issuance cost                               10,300
     Common stock issued to pay for interest                               -
     Common stock issued for debt conversion                               -
     Common stock issued for debt issuance cost                            -
     Settlement of litigation using common stock                           -
     Common stock issued to pay for service                                -
     Stock warrants issued for service                                     -
     Interest expense on beneficial conversion feature                     -
               of the convertible debenture                                -
     Decrease (increase) in accounts receivable                       95,327
     Decrease (increase) in stock subscription receivable           (500,000)
     Decrease (increase) in employee advances                            816
     Decrease (increase) in prepaids and other current assets        (50,000)
     Decrease (increase) in other noncurrent assets                  (19,400)
     Decrease (increase) in deferred revenue                               -
     Increase (decrease) in interest payable                         194,497
     Increase (decrease) in accounts payable and accrueds              31,668
                                                                   ----------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (1,130,370)
                                                                   ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                        -
     Purchase of property and equipment                                     -
     Proceeds from sale of property and equipment                           -
                                                                   ----------
    NET CASH (USED BY) INVESTING ACTIVITIES                                 -
                                                                   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease (increase) in due from affiliates                            -
     Issuance of common stock                                        889,002
     Principal borrowings on long-term notes                         255,366
     Principal borrowings on short-term borrowings                    80,000
     Principal (payments) on short-term borrowings                  (173,512)
     Principal payments on long-term debt                                  -
     Capital contributions                                                 -
     Increase in preferred and common stock                                -
                                                                   ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,050,856
                                                                   ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                   -
                                                                   ---------
 (INCR.) DECR. IN CASH EQUIV                                         (79,514)
  Cash and Cash Equivalent at Beg. of Year                            71,598
  Cash and Cash Equivalent at End of Year                             (7,916)
                                                                   ---------
    TOTALS                                                                 -
                                                                   =========

                              DETOUR MEDIA GROUP, I
                           f/k/a DETOUR MAGAZINE, INC.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DETOUR MEDIA GROUP, INC.
                                       (Registrant)

                                       Dated:  June 21, 2001


                                       By: s/ Kevin Nesis
                                          ---------------------------
                                          Kevin Nesis, Secretary