Form 10QSB
period 2001-06-30
DETOUR MEDIA GROUP INC
filed 2001-08-29
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 28, 2001, was 36,651,118 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2000, are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

     The Magazine is normally been published monthly, with the exception of the issues for December/January and June/July, for which one issue is published. The Magazine has been, in general, approximately 150 pages in length, comprised of about 50 to 60 pages of advertising, with the balance in editorial pages. However, due to our impaired financial condition, two double issues, December/January and February/March were published during the first quarter of 2001 and one double issue, April/May was published in the second quarter of 2001. As of the date of this Report, we plan on publishing future issues on a monthly basis, with the exception of double issues for December/January and June/July. However, our plans are contingent upon our having sufficient working capital to fund such publications.

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our business and to identify other factors affecting our results of operations for the six month periods ended June 30, 2001 and 2000.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Six Month Periods Ended June 30, 2001 and 2000

     During the six month period ended June 30, 2001, our revenues decreased from the same period in 2000, as we generated revenues of $603,739, compared to revenues of $2,039,823 for the similar period in 2000, a decrease of $1,436,084 (70%). This was attributable to only three double issues of our Magazine being published during this period, compared to one double issue and five single issues being published during the six month period ended June 30, 2000, resulting in a decrease in advertising revenues. We published only three issues during this period and advertising revenue per issue decreased because of our lack of working capital.

     In the six month period ended June 30, 2001, costs of sales also decreased 55%, to $573,806, compared to $1,268,421 for the similar period in 2000, a decrease of $694,615, which was also due to the publication of only three issues of our Magazine during the applicable period, compared to six issues in 2000.

     Selling, general and administrative expenses were $2,065,955 for the six months ended June 30, 2001, compared to $1,857,756 for the similar period in 2000, an increase of $203,199 (11%). This increase was due to our continuing to incur significant fees and expenses in connection with our funding efforts and new business plan activities.

     Interest expense increased from $369,459 in the six months ended June 30, 2000, to $507,991 for the six months ended June 30, 2001, an increase of $138,532 (37%) as a result of continued borrowing necessitated by cash shortages resulting from operating losses. See "Liquidity and Capital Resources" below. As a result, we generated a net loss of $(2,700,828) for the six month period ended June 30, 2001, ($0.09 per share) compared to a net loss of $(1,403,504) for the six month period ended June 30, 2000 ($.07 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At the end of the six month period ended June 30, 2001, we had $6,136 in cash and cash equivalents. Accounts receivable decreased to $184,509 from $639,971 at June 30, 2000, a decrease of $455,462 (71%), which management attributes to the fact that we published only three magazine issues during the applicable period. There was less advertising billed per issue, there were more uncollectible accounts, and we commenced a new factoring arrangement with Receivable Financing Corp. during 2001.

     During the six month period ended June 30, 2001, we received $300,000 from Union Atlantic as a subsequent contribution to the 10% Convertible Debentures previously issued in June 2000. These Debentures are for a 5 year term and also contain warrants to purchase 75,000 shares of our common stock at exercise prices of $.515 per warrant for 37,500 of the warrants and $.5859 per warrant for the remaining 37,500 warrants. The Debentures may be converted at any time during a three year term at a conversion price equal to the lesser of $.90 per share, or 80% of the average three lowest closing bid prices of our common stock during the 22 day trading period prior to conversion. With respect to the $1 million convertible debentures previously issued in June 2000, $50,000 of principal and $5,202 in accrued interest was converted in June 2001, with the resulting issuance of 490,703 shares of our common stock.

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

     At June 30, 2001, we had nine other notes payable in the aggregate principal amount of $1,049,790, bearing interest at rates ranging from 8% to 12% per annum, all of which require a monthly or quarterly payment of principal and/or interest. These notes are due on demand or past due.

     In 1995, our majority stockholder loaned us $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who, upon information and belief, has assigned portions of this note to other unaffiliated parties. This note is secured by substantially all of our assets, except for accounts receivable. Accrued interest payable to this stockholder at June 30, 2001 totaled $553,407. Interest expense for this note was $56,000 during the six month period ended June 30, 2001.

     Advances from stockholder represent advances made by our majority stockholder for working capital purposes. At September 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, our majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000 and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, we must use at least 25% of the net proceeds of any financing received by us to repay the advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10 million. At June 30, 2001, $2,616,981 of principal was outstanding and classified as short-term. Accrued interest payable to the majority stockholder at June 30, 2001 totaled $956,334. Interest expense on the advances was $157,707 for the six month period ended June 30, 2001.

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

     With an additional $2 million of capital, we will begin to implement our business strategy and, while no assurances can be provided, we should be profitable within 18 months after receipt of applicable funding.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six month period ended June 30, 2001.

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

     In June 2001, 1,780,000 shares of our common stock were issued to four separate consultants for services rendered and to be rendered to us. These shares were valued at the market price at the date of issuance, which ranged from $0.16 per share to $0.23 per share.

     Also in June 2001, 490,703 shares of our common stock were issued as a result of the conversion of $50,000 in principal and $5,202 in accrued interest applicable to outstanding convertible debentures which we issued in June 2000. We also issued 1 million common stock purchase warrants to one consultant for services rendered and to be rendered. These warrants are exercisable at $0.25 per warrant at any time during the seven year period following the date of issuance.

     In February, 2001, 78,750 shares of our common stock were issued pursuant to the exercise of outstanding warrants previously issued. The exercise price of these warrants were $.01 per share.

     In  each  instance   cited  above,   we  relied  upon  the  exemption  from
registration provided by Regulation D and/or Section 4(2), promulgated under the Securities Act of 1933, as amended, to issue the relevant shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION.

Subsequent Event

     Effective August 22, 2001, our President and CEO, Andrew Left, tendered his resignation as an officer of our company and was replaced by Edward Stein on an interim basis. Mr. Left will continue to consult with our management on an informal basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - NONE.

                            DETOUR MEDIA GROUP, INC.
                           f/k/a DETOUR MAGAZINE, INC.

                             CONDENSED BALANCE SHEET

                                              (Unaudited)        (audited)
                                                June 30         December 31
                                                  2001             2000
                                              ------------      ------------
ASSETS:

Current Assets
     Cash                                     $      6,136      $   71598.24
     Accounts Receivable                           184,509           397,447
     Prepaid expenses & other current assets        20,899            11,598
                                              ------------      ------------

            Total Current Assets                   211,544           480,643
                                              ------------      ------------


Property And Equipment,  Net                        32,243            42,753
                                              ------------      ------------

Other Assets
     Intangibles,  net                                   0                 0
     Security deposits                              16,125            16,125
                                              ------------      ------------

             Total Other Assets                     16,125            16,125
                                              ------------      ------------

             TOTAL ASSETS                     $    259,912      $    539,521
                                              ============      ============

LIABILITIES:

Current Liabilities
     Bank overdraft                           $          0      $          0
     Accounts payable & accrued expenses         1,888,661         1,957,614
     Deferred revenue                                    0                 0
     Due to employees                               21,110                 0
     Notes payable                               1,512,921         1,559,921
     Accrued interest payable                      231,640           145,204
     Due to stockholder                          2,636,981         2,556,021
     Note payable stockholders                     932,313           932,313
     Interest payable,  stockholders             1,509,741         1,296,034
     Convertible debentures                      1,410,000         1,160,000
                                              ------------      ------------

             Total Current Liabilities          10,143,368         9,607,107

EQUITY:

     Common stock                                   35,383            22,916
     Additional paid-in capital                 10,292,200         8,885,165
     Accumulated deficit                       -20,211,038       -17,975,667
                                              ------------      ------------

             Total Equity                       -9,883,455        -9,067,586
                                              ------------      ------------

     Total Liabilities & Equity               $    259,912      $    539,521
                                              ============      ============

                            DETOUR MEDIA GROUP, INC.
                            f/k/a DETOUR MAGAZINE INC

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                                  For the Six Months       For Three Months
                                     Ended June 30,       April 1 to June 30
                               ----------------------   ----------------------
                                   2001       2000         2001        2000
                               ----------  ----------   ----------  ----------

SALES                          $  603,995  $2,039,823   $  204,170  $  955,816

COST OF SALES                     573,806   1,268,421      336,490     555,474
                               ----------  ----------   ----------  ----------
     GROSS PROFIT                  30,187     771,402     -132,320     400,342

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES    2,065,955   1,857,756    1,507,477   1,192,254
                               ----------  ----------   ----------  ----------
     OPERATING LOSS            -2,035,768  -1,086,354   -1,639,797    -791,912


     Disposal of assets                 0           0            0           0
     Factoring fees                -7,069           0       -7,069           0
     Financing Fees              -150,000           0            0           0
     Forgiveness of Debt                0      52,309            0         357
     Interest expense            -507,991     369,459     -313,491    -167,710
                               ----------  ----------   ----------  ----------
     NET INCOME (LOSS)         -2,700,828  -1,403,504   -1,960,357    -959,265
                               ==========  ==========   ==========  ==========

Loss per share of
     common stock                                0.07            0           0
                                           ==========   ==========  ==========

                            DETOUR MEDIA GROUP, INC.
                           f/k/a DETOUR MAGAZINE, INC

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOW

                                                                    Six Months
                                                                     June 30,
                                                                       2001
                                                                    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net  (loss)                                                    $(2,700,828)
                                                                    -----------


Depreciation and Amortization                                            10,510
Decrease (increase) in accounts receivable                              212,938
Decrease (increase) in prepaid expenses
     and other current assets                                            (9,300)
Increase (decrease) in accounts payable
     and accrued expenses                                               (47,843)
Increase (decrease) in accrued interest payable                          86,436
Increase in interest payable, stockholder                               213,704
                                                                    -----------

     Total Adjustments                                                  466,445
                                                                    -----------

NET CASH USED IN
     OPERATING ACTIVITIES                                            (2,234,383)
                                                                    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from (payments on) notes payable                      203,000
     Net proceeds from (payments to ) stockholders                       80,960
     Proceeds from issuance of stock                                    789,000
     Common stock issued for services                                   878,059
     Common stock issued for debt conversion                             55,202
     Fair value of warrants issued to non-employees for services        162,700
                                                                    -----------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                               2,168,921
                                                                    -----------

          NET DECREASE IN CASH                                          (65,462)

CASH - beginning                                                         71,598
                                                                    -----------

CASH - ending                                                       $     6,136
                                                                    ===========

                            DETOUR MEDIA GROUP, INC.
                           f/k/a DETOUR MAGAZINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      Six Month Period Ended June 30, 2001

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

                                        DETOUR MEDIA GROUP, INC.
                                        (Registrant)

                                        Dated:  August 28, 2001


                                        By: s/ Edward T. Stein
                                           ---------------------------
                                           Edward T. Stein, President