Form 10QSB/A
period 1997-06-30
DETOUR MEDIA GROUP INC
filed 2001-10-12
CIK 935730

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


                              DETOUR MAGAZINE, INC.
                                  (Former Name)


                                    Colorado
         (State or other jurisdiction of incorporation or organization)

                                   84-1156459
                        (IRS Employer Identification No.)


                        7060 Hollywood Blvd., Suite 1150
                             Los Angeles, California
                    (Address of principal executive offices)



                                      90038
                                   (Zip Code)


                                 (323) 469-9444
                           (Issuer's Telephone Number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No __


The number of shares of the registrant's only class of common stock issued and outstanding, as of October 10, 2001, was 36,572,364 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.


     Our unaudited financial statements for the six month period ended June 30, 1997, are attached hereto.


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


OVERVIEW


     Detour Media Group, Inc., f/k/a Detour Magazine, Inc., f/k/a Ichi-Bon Investment Corporation ("we," "us," "our" or our "company"), was incorporated under the laws of the State of Colorado on May 18, 1990. On June 6, 1997, pursuant to the terms of an Agreement and Plan of Reorganization, we acquired all of the issued and outstanding securities of Detour, Inc., a California corporation, in exchange for 4,500,000 shares of our "restricted" common stock. As a result, we were the surviving entity.

     We are engaged in the publishing of a monthly magazine entitled Detour, which includes advertisements and articles relating to fashion, contemporary music and entertainment and social issues. Management describes the magazine as an "urban, avant-garde" publication. We derive approximately 80% of our revenues from advertising, with the balance from circulation. We maintain offices in both Los Angeles and New York City.

     Our magazine is published monthly, with the exception of the issues for January/February and July/August, 1997, for which one issue was published. The magazine has been, in general, approximately 192 pages in length, comprised of about 60 to 70 pages of advertising, with the balance in editorial pages. This reflects the limited, but growing, advertising base which typifies new publications.

     This amendment is being filed in order to provide investors with revised financial statements for the six month period ended June 30, 1997 in accordance with a consent order entered between us and the Securities and Exchange
Commission. See "Part II, Item 1, Legal Proceedings" below. For a current understanding of our operations and business plan, readers are advised to review our annual report on Form 10-KSB/A1 for the fiscal year ended December 31, 2000, as well as our Form 10-QSB/A1 for the six month period ended June 30, 2001.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the six month periods ended June 30, 1997 and 1996.


RESULTS OF OPERATIONS

     Comparison of Results of Operations for the six month period ended June 30, 1997 and 1996.


     During the six month period ended June 30, 1997, our revenues were $1,761,398, compared to revenues of $1,368,104 for the similar period in 1996, an increase of $393,294 (22.3%). Management believes that this increase was attributable to additional advertising prompted by the efforts of management to increase the visibility of our magazine. Further, the economic climate in the United States was relatively favorable and our advertising clients tend to spend more on advertising during good economic times. During this period, costs of sales were $932,556, compared to $988,034 for the similar period in 1996, a decrease of $55,478 (5.6%). This was due primarily to a decrease in paper costs.

     Selling, general and administrative expenses were $4,296,459 for the six months ended June 30, 1997, compared to $732,702 for the similar period in 1996, an increase of $3,563,757 (486.4%). This increase was attributable to numerous factors, including increases in factoring costs, professional fees, promotional costs and commissions payable due to the increased advertising revenues. Our sales advertising staff is paid on a commission basis. In addition, we incurred consulting fees of $3,278,000 arising from revised valuations of stock options issued by us in 1997. This new valuation takes into account the market value of our common stock following issuance of the options ($1.50 per share) as opposed to the option exercise price per share ($0.01) and the term of the options granted (2 years). See "Part II, Item 1, Legal Proceedings" below. We also incurred factoring fees of $12,678 and interest expense of $86,518.

     As a result, we incurred a net loss of $(3,554,135) for the six month period ended June 30, 1997, ($.71 per share) compared to a net loss of $(412,915) ($.08 per share) for the six month period ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES


     At June 30, 1997, we had $97,089 in cash. We increased our accounts receivable to $292,542 from $220,988 for the similar period in 1996, an increase of $71,554 (24.5%), which increase management attributes to increased advertising.

     We had two outstanding notes payable, each payable to non-affiliates, including one note with an outstanding balance of $176,700 which accrues interest at the rate of 12% per annum and is due on demand. The remaining outstanding note aggregating $982,448 is payable to a shareholder. Relevant thereto, in 1995, one of our stockholders loaned us the principal amount of $932,313, which bears interest at the rate of 12% per annum and is due upon demand. This obligation is secured by all of our assets. The note holder agreed to subordinate this security position relevant to our accounts receivable. It is our intention to repay this obligation in full with the proceeds derived from the private equity offering described below.

     We factor our monthly domestic accounts receivable with Riviera Financial, Inc., Los Angeles, California ("Riviera"). The majority of factoring provided by Riviera is on a non-recourse basis. On average, we pay a fee to Riviera of approximately 4.5% per month. Historically, we have factored approximately $3 million per annum in accounts receivable with Riviera. Riviera's maximum fee for factoring our receivables is 9% per month, with a hold back of 11% on each invoice until receipt of funds. Therefore, Riviera is only factoring 89% of our total eligible domestic advertising receivables. In addition, Riviera also acts in the capacity of credit manager for the Magazine by performing credit checks, mailing invoices, making collection calls and posting receivables. It is anticipated that, provided we successfully sell a substantial portion of the common stock being offered in a private offering described herein, the factoring relationship with Riviera will be terminated, as management believes that it will no longer be necessary due to sufficient cash then available to us. However, there are no assurances that we will sell a sufficient number of shares of our common stock to allow us to terminate.

     Management intends to undertake a plan of expansion and in order to effectuate the same, has recognized our need for additional operating capital. In response thereto, in November 1997, we commenced a private offering of our common stock wherein we are offering up to 2,350,000 shares of common stock at a price of $1.50 per share, for aggregate gross proceeds of $3,500,000. There can be no assurances that all of the shares being offered will be sold, or that we will generate sufficient interest in this offering to solve our cash shortage. Previously, we issued options to an overseas entity, allowing such entity to acquire up to 2,000,000 shares of our common stock at an exercise price of $1.50 per share. However, the options expired prior to exercise of the same as a result of a mutual decision between the subscriber and us, as we elected to proceed with the private offering instead.

     As of June 30, 1997, our securities were not liquid, as there was no market for our securities; however, subsequently, we filed an application to list our common stock on the OTC Bulletin Board, which application was approved in December 1997.


TRENDS


     Management believes that we will continue to operate our business at a loss for the next twelve months, but is optimistic that we will begin generating profits from operations beginning in the 1998 fiscal year. This will occur as a result of cost cutting measures which have been adopted by management and anticipation of increased circulation of and advertising in our magazine and corresponding revenues therefrom. However, there can be no assurances that we will become profitable within the time parameters described herein, or at all.


INFLATION


     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the six month period ended June 30, 1997.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


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

     On November 22, 2000, the matter was resolved by the Commission issuing a cease-and-desist proceeding pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934. The Commission ordered us to amend our filings with the Commission to properly reflect our financial condition and operating results, and as required by Section 13(b)(2) of the Exchange Act, make and keep books, record and accounts which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets. This amendment is being filed as a result of the aforesaid order.

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

     We believed that the issue regarding improper presentation of quarterly financial information relates to our averaging of certain costs and expenses in certain quarterly periods in 1997 and 1998 instead of calculating these costs and expenses precisely. To comply with the staff's requirement, we have determined the actual costs and expenses for the affected quarters. The second issue related to whether we recorded the proper amount of compensation expense in connection with the issuance of the options to the consultants. The revised financial statements included in this amended Report reflect the expense recorded at the fair market value of the options at the time the options were issued.

     We have been named as a defendant in several other lawsuits in the normal course of our business. In the opinion of management after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on our financial statements.

ITEM 2. CHANGES IN SECURITIES.


     In June 1997, we issued an aggregate of 4,500,000 shares of our common stock as part of the merger with Detour, Inc., a California corporation. We relied upon the exemption from registration provided by Regulation D and/or
Section 4(2), promulgated under the Securities Act of 1933, as amended, to issue the relevant shares.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     Effective June 6, 1997, all of our shareholders executed a unanimous consent authorizing the merger with Detour, Inc., a California corporation. No proxy was disseminated to our shareholders and no solicitation by any of our management was utilized to obtain these consents.


ITEM 5. OTHER INFORMATION.


     Effective June 6, 1997, pursuant to a definitive agreement, we consummated a merger with Detour, Inc. ("Detour"), a California corporation, and acquired all of the issued and outstanding securities of Detour, issuing an aggregate of 4,500,000 shares of our "restricted" common stock to the former shareholders of Detour in exchange for all of the issued and outstanding stock of Detour.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -


     (a) Exhibits - none

     (b) Reports on Form 8-K. We filed a report on Form 8-K on May 2, 1997, which is incorporated herein by reference as though fully set forth, reporting the execution of a letter of intent on April 30, 1997, with Detour, Inc. ("Detour"), a privately held California corporation, whereby the Registrant agreed in principle to acquire all of the issued and outstanding shares of Detour in exchange for issuance by the Registrant of 4,500,000 previously unissued "restricted" common stock of the Registrant. A copy of the letter of intent was annexed to the Form 8-K as an Exhibit. This transaction closed on June 6, 1997.

     On or about June 20, 1997, we filed a report on Form 8- K, which is incorporated herein by reference, which report advised, among other things, of the consummation of the transaction with Detour and that, pursuant to the terms of an Agreement and Plan of Reorganization dated June 6, 1997, we acquired all of the issued and outstanding securities of Detour in consideration for the issuance of 4,500,000 shares of our "restricted" common stock to the former shareholders of Detour in exchange for all of the issued and outstanding stock of Detour. Detour did not survive the the transaction. We also changed our name to "Detour Magazine, Inc." A copy of the Agreement and Plan of Reorganization was annexed to the Form 8-K as an Exhibit.

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                             CONDENSED BALANCE SHEET

                                            (unaudited) (unaudited) (unaudited)
                                              For the     For the     For the
                                            Six Months   Six Months Fiscal Year
                                               Ended       Ended       Ended
                                              June 30     June 30   December 31
                                               1997         1996        1996
                                            ----------  ----------  -----------
ASSETS:

CURRENT ASSETS
 Cash                                       $   97,089  $        0  $         0
 Accounts receivable                           292,542     220,988      174,079
 Loan receivable-officers                            0      26,121            0
 Prepaid expenses and other current assets      21,395      56,968       35,548
                                            ----------  ----------  -----------
  Total current assets                         411,026     304,077      209,627
                                            ----------  ----------  -----------

PROPERTY AND EQUIPMENT, Net                    139,296     153,785      148,885
                                            ----------  ----------  -----------

OTHER ASSETS
 Loan to Officer                                     0           0       52,241
 Security deposits                              20,750      19,335       20,750
                                            ----------  ----------  -----------
  Total other assets                            20,750      19,335       72,991
                                            ----------  ----------  -----------

  TOTAL ASSETS                              $  571,072  $  477,197  $   431,503
                                            ==========  ==========  ===========

LIABILITIES:

CURRENT LIABILITIES
 Bank overdraft                             $        0  $   22,873  $    23,062
 Accounts payable and accrued expenses         939,723     457,374      500,751
 Deferred revenue                               25,664      20,692       25,664
 Notes payable                                 176,700     300,000      190,000
 Accrued interest payable                            0           0            0
 Due to stockholder                                  0     309,399            0
 Note payable stockholders                     982,448     932,313      960,903
 Interest payable, stockholders                152,580      69,963       79,247
                                            ----------  ----------  -----------
  Total Current Liabilities                  2,277,115   2,112,614    1,779,627
                                            ----------  ----------  -----------

EQUITY:

 Common stock                                    5,000       8,445        9,366
 Additional paid-in capital                  4,055,743     155,875      855,161
 Accumulated deficit                        (5,766,786  (1,799,737)  (2,212,651)
                                            ----------  ----------  -----------

  TOTAL EQUITY                              (1,706,043) (1,635,417)  (1,348,124)
                                            ----------  ----------  -----------

  TOTAL LIABILITIES AND EQUITY              $  571,072  $  477,197  $   431,503
                                            ==========  ==========  ===========


                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                          For the Six    For the Six   For the Three  For the Three
                         Months Ended   Months Ended   Months Ended   Months Ended
                         June 30, 1997  June 30, 1996  June 30, 1997  June 30, 1996
                         -------------  -------------  -------------  -------------
SALES                    $   1,761,398  $   1,368,104  $     680,422  $     684,052

COST OF SALES                  932,556        988,034        464,358        494,017
                         -------------  -------------  -------------  -------------

  GROSS PROFIT                 828,842        380,070        216,064        190,035

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES     1,005,781        732,702        385,923        366,351
                         -------------  -------------  -------------  -------------

  OPERATING LOSS              (176,939)      (352,632)      (169,859)      (176,316)

  Factoring fees               (12,678)             0          3,341              0
  Consulting fees           (3,278,000)             0     (3,278,000)             0
  Interest expense             (86,518)       (60,283)       (50,000)       (30,141)
                         -------------  -------------  -------------  -------------

  NET INCOME (LOSS)      $  (3,554,135) $    (412,915) $  (3,494,518) $    (206,457)
                         =============  =============  =============  =============

  Loss per share of
     common stock        $       (0.71) $       (0.08) $       (0.70)
                         =============  =============  =============

Weighted average
  shares outstanding         5,000,000      5,000,000
                         =============  =============


                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOW

                                                         For the Six    For the Six
                                                         Months Ended   Months Ended
                                                         June 30, 1997  June 30, 1996
                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                              $  (3,554,135) $    (412,914)
                                                         -------------  -------------

  Depreciation and amortization                                 19,123         16,547
  Bad debt expense                                                   0          2,500
  Value of warrants issued as consulting fees                3,278,000              -
  Increase in accounts receivable                             (118,463)        44,409
  Decrease in prepaid expenses and other current assets         14,153         20,005
  Increase in accounts payable and accrued expenses            438,972         43,378
  Increase in unexpired subscriptions                                0          4,972
  Increase in interest payable, stockholder                     73,333          9,284
                                                         -------------  -------------

     TOTAL ADJUSTMENTS                                       3,705,118        141,094
                                                         -------------  -------------

     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                    150,983       (271,820)
                                                         -------------  -------------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchase of fixed assets                                       (9,534)       (11,647)
 Net proceeds from officer                                      52,241        (26,121)
                                                         -------------  -------------

     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                     42,707        (37,768)
                                                         -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in bank overdraft                                    (23,062)             -
 Net disbursements on notes payable                            (13,300)             -
 Net proceeds from stockholder                                  21,545              -
 Disbursements upon merger and recapitalization                (81,784)             -
 Proceeds from additional paid in capital                            0        309,399
                                                         -------------  -------------

     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                    (96,601)       309,399
                                                         -------------  -------------

     NET DECREASE IN CASH                                       97,089           (189)

     CASH -  beginning                                               0        (22,684)
                                                         -------------  -------------

     CASH - ending                                       $      97,089  $     (22,873)
                                                         =============  =============


                            DETOUR MEDIA GROUP, INC.


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

                                        DETOUR MEDIA GROUP, INC.
                                        (Registrant)

                                        Dated:  October 10, 2001


                                        By:s/ Edward T. Stein
                                           -------------------------------
                                           Edward T. Stein, President