Form 10QSB/A
period 1997-09-30
DETOUR MEDIA GROUP INC
filed 2001-10-15
CIK 935730

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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.


     Our unaudited financial statements for the nine month period ended September 30, 1997, are attached hereto.


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

     We were incorporated under the laws of the State of Colorado on May 18, 1990. On June 6, 1997, pursuant to the terms of an Agreement and Plan of Reorganization, we acquired all of the issued and outstanding securities of Detour, Inc., a California corporation, in exchange for 4,500,000 of our "restricted" common shares. As a result, we were the surviving entity. As part of the terms of the aforesaid transaction, we amended our Articles of Incorporation, changing our name to "Detour Magazine, Inc."

     Our magazine is been published monthly, with the exception of the issues for January/February and July/August, 1997, for which one issue is published. The magazine has been, in general, approximately 192 pages in length, comprised of about 60 to 70 pages of advertising, with the balance in editorial pages. This reflects the limited, but growing, advertising base which typifies new publications.

     This amendment is being filed in order to provide investors with revised financial statements for the nine month period ended September 30, 1997 in accordance with a consent order entered between us and the Securities and Exchange Commission. See "Part II, Item 1" below, for an explanation of this consent order. For a better understanding of our current operations and business plan, readers are advised to review our annual report on Form 10-KSB/A1 for the fiscal year ended December 31, 2000, as well as our Form 10-QSB for the six month period ended June 30, 2001.

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our business and to identify other factors affecting our results of operations for the nine month period ended September 30, 1997.


RESULTS OF OPERATIONS

     Comparison of Results of Operations for the nine month period ended September 30, 1997 and 1996.


     During the nine month period ended September 30, 1997, our revenues were $3,027,292, compared to revenues of $2,052,155 for the similar period in 1996, an increase of $975,137 (47.5%) from the similar period in 1996. Management believes that this increase was attributable to the increased size of our magazine, which allowed for additional advertising. Further, the economic climate in the United States was relatively favorable and our advertising clients tend to spend more on advertising during good economic times. During this period, costs of sales remained consistent with the similar period in 1996 of $1,482,050 for the similar period in 1996, an increase of $320 (0%). During this period, however, there was a decrease in our paper costs, but an increase in the number of pages printed, which offset the reduced paper costs.

     Selling, general and administrative expenses were $5,141,499 for the nine months ended September 30, 1997, compared to $1,099,052 for the similar period in 1996, an increase of $4,042,447 (367.8%). This significant increase was attributable to the fact that we incurred consulting fees of $3,278,000 arising from revised valuations of stock options issued by us in 1997. This new valuation takes into account the market value of our common stock following issuance of the options ($1.50 per share) as opposed to the option exercise price per share ($0.01) and the term of the options granted (2 years). See "Part II, Item 1, Legal Proceedings" below. This increase was also attributable to numerous factors, including the retention of a new President, John Evans, who assumed his duties on August 1, 1997, the execution of a consulting agreement and fees payable thereon, also which took place on August 1, 1997 and increase commissions payable due to the increase advertising revenues. Our sales advertising staff is paid on a commission basis. Further, we incurred approximately $50,000 in professional fees over and above fees normally incurred during previous quarterly periods during the nine month period ended September 30, 1997, as a result of settlement of an outstanding litigation.

     As a result, we generated a net loss of $(3,733,095) for the nine month period ended September 30, 1997 ($0.75 per share), compared to a net loss of $(619,371) for the nine month period ended September 30, 1996 ($0.12 per share).


LIQUIDITY AND CAPITAL RESOURCES


     At September 30, 1997, we had $157,165 in cash. We also increased our accounts receivable to $351,773 from $197,534 for the similar period in 1996, an increase of $154,239 (43.8%), which management attributes to increased advertising.

     At September 30, 1997, we had two outstanding notes payable, each payable to non-affiliates, including one note with an outstanding balance of $176,700, which accrues interest at the rate of 12% per annum and is due on demand. The remaining outstanding note aggregating $1,219,438 is payable to an unaffiliated entity. Relevant thereto, in 1995, one of our stockholders loaned us $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of our assets. The note holder agreed to subordinate this security position relevant to our accounts receivable. This stockholder subsequently assigned this Note to JCM Capital Corp. It is our intention to repay this obligation in full with the proceeds derived from the private equity offering described herein.

     During the three month period ending September 30, 1997, an outstanding loan receivable from one of our officers and directors was repaid in full.

     We presently factor our monthly domestic accounts receivable with Riviera Financial, Inc., Los Angeles, California ("Riviera"). The majority of factoring provided by Riviera is on a non-recourse basis. On average, we pay a fee to Riviera of approximately 4.5% per month. Historically, we have factored approximately $3 million per annum in accounts receivable with Riviera. Riviera's maximum fee for factoring our receivables is 9% per month, with a hold back of 11% on each invoice until receipt of funds. Therefore, Riviera is only factoring 89% of our total eligible domestic advertising receivables. In addition, Riviera also acts the capacity of credit manager for the Magazine by performing credit checks, mailing invoices, making collection calls and posting receivables. It is anticipated that, provided we successfully sell a substantial portion of our common stock in the private offering described herein, the factoring relationship with Riviera will be terminated, as management believes that it will no longer be necessary due to sufficient cash then available to us. However, there are no assurances that we will sell a sufficient number of shares of our common stock to allow this relationship to be terminated.

     Management intends to undertake a plan of expansion and in order to effectuate the same, has recognized our need for additional operating capital. In response thereto, in November 1997, we intend to undertake a private offering of our common stock wherein we intends to offer up to 2,350,000 shares of common stock at a price of $1.50 per share, for aggregate gross proceeds of $3,500,000. There can be no assurances that all of the Shares to be offered will be sold, or that we will generate sufficient interest in this offering to solve our cash shortage. Previously, we issued options to an overseas entity, allowing such entity to acquire up to 2,000,000 shares of our common stock at an exercise price of $1.50 per share. However, options expired prior to exercise of the same as a result of a mutual decision between the subscriber and us, as we elected to proceed with the private offering instead.

     Our securities are currently not liquid. There is currently no market for our securities; however, we recently filed an application to list our securities on the OTC Bulletin Board and are presently engaged in responding to various comments and concerns expressed by the NASD relevant thereto. While no assurances can be provided, management believes that our common stock will begin trading on the Bulletin Board in the very near future.


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


INFLATION


     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the nine month period ended September 30, 1997.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -


     (a) Exhibits. None


     (b) Reports on Form 8-K


     We filed a Report on Form 8-K on November 4, 1997, which is incorporated herein by reference as though fully set forth, reporting of an amendment to our bylaws, changing our fiscal year end from October 31, to December 31. This was done to provide continuity, as our predecessor, Detour, Inc., had a calendar fiscal year.


                            DETOUR MEDIA GROUP, INC.
                           F/k/a Detour Magazine, Inc.
                             CONDENSED BALANCE SHEET

                                              (unaudited)   (unaudited)  (unaudited)
                                                For the       For the      For the
                                              Nine Months   Nine Months  Fiscal Year
                                                 Ended        Ended         Ended
                                             September 30  September 30  December 31
                                                 1997          1996          1996
                                             ------------  ------------  -----------
ASSETS:

CURRENT ASSETS
 Cash                                        $    157,165  $          0  $         0
 Accounts receivable                              351,773       197,534      174,079
 Loan receivable-officers                               0        39,181            0
 Prepaid expenses and other current assets         31,819        46,965       35,548
                                             ------------  ------------  -----------
  Total current assets                            540,757       283,680      209,627
                                             ------------  ------------  -----------

PROPERTY AND EQUIPMENT, Net                       134,501       151,335      148,885
                                             ------------  ------------  -----------

OTHER ASSETS
 Loan to officer                                        0             0       52,241
 Security deposits                                 20,750        19,335       20,750
                                             ------------  ------------  -----------
  Total other assets                               20,750        19,335       72,991
                                             ------------  ------------  -----------

  TOTAL ASSETS                               $    696,008       454,350  $   431,503
                                             ============  ============  ===========

LIABILITIES:

CURRENT LIABILITIES
 Bank overdraft                              $          0        22,684  $    23,062
 Accounts payable and accrued expenses          1,159,209       479,062      500,751
 Deferred revenue                                  25,664        23,178       25,664
 Notes payable                                    176,700       300,000      190,000
 Due to stockholder                                     0       464,381            0
 Note payable stockholders                      1,030,191       932,313      960,903
 Interest payable, stockholders                   189,247        74,605       79,247
                                             ------------  ------------  -----------
  Total Current Liabilities                     2,581,011     2,296,223    1,779,627
                                             ------------  ------------  -----------

EQUITY:

 Common stock                                       5,000                      9,366
 Detour, Inc. common stock                                        8,445
 Additional paid-in capital                     4,055,743       155,875      855,161
 Accumulated deficit                           (5,945,746)   (2,006,193)  (2,212,651)
                                             ------------  ------------  -----------
  TOTAL EQUITY                                 (1,885,003)   (1,841,873)  (1,348,124)
                                             ------------  ------------  -----------

  TOTAL LIABILITIES
     AND EQUITY                              $    696,008  $    454,350  $   431,503
                                             ============  ============  ===========

                            DETOUR MEDIA GROUP, INC.
                           F/k/a Detour Magazine, Inc.

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                                   (unadited)            (unaudited)
                                   For the                 For the
                              Nine Months Ended       Three Months Ended
                            9/30/97      9/30/96      9/30/97      9/30/96
                          -----------  -----------  -----------  -----------

SALES                     $ 3,027,292  $ 2,052,155  $ 1,265,894  $   684,052

COST OF SALES               1,482,370    1,482,050      549,814      494,017
                          -----------  -----------  -----------  -----------

  GROSS PROFIT              1,544,922      570,105      716,080      190,035

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES    1,856,588    1,099,052      850,807      366,351
                          -----------  -----------  -----------  -----------

  OPERATING LOSS             (311,666)    (528,947)    (134,727)    (176,316)

  Factoring fees               (6,911)           -        5,767            -
  Consulting fees          (3,278,000)           -            0            -
  Interest expense           (136,518)     (90,424)     (50,000)     (30,141)
                          -----------  -----------  -----------  -----------

  NET INCOME (LOSS)       $(3,733,095) $  (619,371) $  (178,960) $  (206,457)
                          ===========  ===========  ===========  ===========

  Loss per share of
     common stock         $     (0.75) $     (0.12) $     (0.04)           -
                          ===========  ===========  ===========  ===========

  Weighted average
     shares outstanding     5,000,000                 5,000,000
                          ===========               ===========

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOW

                                                       Nine Months  Nine Months
                                                          Ended        Ended
                                                         9/30/97       9/30/96
                                                       -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                            $(3,733,095) $  (619,371)
                                                       -----------  -----------

  Depreciation and amortization                             28,684       24,820
  Bad debt expense                                               0        3,750
  Value of warrants issued as consulting fees            3,278,000            0
  Increase in accounts receivable                         (177,694)      66,614
  Decrease in prepaid expenses and other current assets      3,729       30,007
  Increase in accounts payable and accrued expenses        658,458       65,067
  Increase in unexpired subscriptions                            0        7,458
  Increase in interest payable, stockholder                110,000       13,926
                                                       -----------  -----------

     TOTAL ADJUSTMENTS                                   3,901,177      211,641
                                                       -----------  -----------

     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                168,082     (407,730)
                                                       -----------  -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchase of fixed assets                                  (14,300)     (17,471)
 Net proceeds from officer                                  52,241      (39,181)
                                                       -----------  -----------

     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                 37,941      (56,651)
                                                       -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in bank overdraft                                (23,062)           0
 Net disbursements on notes payable                        (13,300)           0
 Net proceeds from stockholder                              69,288      464,381
 Disbursements upon merger and recapitalization            (81,784)           0
                                                       -----------  -----------

     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                (48,858)     464,381
                                                       -----------  -----------

     NET DECREASE IN CASH                                  157,165            0

     CASH -  beginning                                           0      (22,684)
                                                       -----------  -----------

     CASH - ending                                     $   157,165  $   (22,684)
                                                       ===========  ===========

                            DETOUR MEDIA GROUP, INC.

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

                                        DETOUR MEDIA GROUP, INC.
                                        (Registrant)

                                        Dated:  October 10, 2001


                                        By:s/ Edward T. Stein
                                           ----------------------------
                                           Edward T. Stein, President