Form 10QSB/A
period 1998-03-31
DETOUR MEDIA GROUP INC
filed 2001-10-17
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB\A1


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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.


     Our unaudited financial statements for the three month period ended March 31, 1998, are attached hereto.


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

     This amendment is being filed in order to provide investors with revised financial statements for the six month period ended March 31, 1998 in accordance with a consent order entered between us and the Securities and Exchange
Commission. See "Part II, Item 1, Legal Proceedings" below. For a current understanding of our operations and business plan, readers are advised to review our annual report on Form 10-KSB/A1 for the fiscal year ended December 31, 2000, as well as our Form 10-QSB/A1 for the six month period ended June 30, 2001.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the three month periods ended March 31, 1998 and 1997.


RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Three Month Periods Ended March 31, 1998 and 1997


     During the three month period ended March 31, 1998, our revenues increased significantly, as it generated revenues of $1,540,594, compared to revenues of $1,080,976 for the similar period in 1997, an increase of $459,978 (42.5%). In the three month period ended March 31, 1998, costs of sales also rose to $825,570, compared to $468,198 for the similar period in 1997, an increase of $357,372. This was due primarily to the increase in print orders of our magazine (number of copies printed), caused by management's efforts to expand circulation, which resulted in increased printing and paper costs as a factor of such expansion.

     Selling, general and administrative expenses were $1,050,135 for the three months ended March 31, 1998, compared to $635,877 for the similar period in 1997, an increase of $414,258 (65.1%). This increase was attributable to increased factoring fees of approximately $30,000, increased salaries attributable to our new management team and our incurring significant professional fees as a result of our becoming a reporting company.

     Interest expense rose as a result of our need to borrow additional working capital from affiliates, from $36,518 in the three month period ended March 31, 1997, to $45,387 for the three month period ended March 31, 1998, an increase of $8,869 (24.2%).

See "Liquidity and Capital Resources" below. As a result, we generated a net loss of $(380,498) for the three month period ended March 31, 1998, compared to a net loss of $(59,617) for the three month period ended March 31, 1997. It is anticipated that we will continue to incur operating losses in the foreseeable future, until such time as we are able to put new magazine acquisitions in place. There can be no assurances that we will successfully consummate new acquisitions, or, if so accomplished, that the new magazines will allow us to generate profits from operations in the future.


LIQUIDITY AND CAPITAL RESOURCES


     At March 31, 1998, we had $38,061 in cash and cash equivalents. We also increased our accounts receivable to $318,382 from $281,889 during the three months beginning January 1, 1998, an increase of $36,493 (12.9%), which management attributes to subscription receivables.


     We had outstanding notes payable to non-affiliates in the aggregate amount of $502,000, including the following:


     (i) A note in the principal amount of $190,000, which is due upon demand and bears interest at the rate of 18%, payable quarterly. This note is personally guaranteed by Ed Stein, one of our officers, a director and our principal shareholder.


     (ii) A note in the principal amount of $122,000, which bears interest at the rate of 8% per annum. All principal and interest on this note was due January 22, 1998, but the due date was extended by mutual agreement until June 30, 1998. This note is also personally guaranteed by Mr. Stein.


     (iii) Notes with an outstanding balance of $60,000, which accrues interest at the prime rate, plus 2%. In May, 1998, we repaid $45,000 of this obligation. Principal and interest on this note is due in one remaining installment of $15,000, which was due on March 15, 1998. This payment was not made when due; however, we had a $30,000 credit with the note holder and management and the note holder are presently involved in negotiations relating to the balances due and applicable payment dates thereon.

     (iv) Two new notes which arose as part of the acquisition consummated by us during the three month period ended March 31, 1998 of Milton Magazine, including one note with an outstanding principal balance of $105,000, which accrues interest at prime rate plus 2% and which is to be repaid over a two year period, with principal and interest payments escalating over the life of the note, beginning with monthly payments of $3,164 and escalating to $6,125 and a second note in the principal amount of $25,000, which accrues no interest and is payable in monthly payments of $5,000, which commenced in May 1998.

     The remaining outstanding note payable to an unaffiliated party in the principal amount of $932,313 arose out of a loan originally due to an affiliated party. Relevant thereto, in 1995, Mr. Stein loaned us $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of our assets. The note holder agreed to subordinate this security position relevant to our accounts receivable factoring arrangement. This stockholder subsequently assigned this Note to JCM Capital Corp. ("JCM"). It is our intention to repay a portion of this obligation with some of the proceeds derived from our initial private equity offering described hereinbelow, which closed in May 1998. The balance is proposed to be repaid from subsequent fund raising activities which we anticipate undertaking in the near future. However, there can be no assurances that we will raise a sufficient amount of funds to enable us to repay this obligation, as well as to implement our business plan described in prior reports filed with the Securities and Exchange Commission.

     Mr. Stein has also loaned us the principal sum of $609,976, which loan bears interest at the rate of 12% per annum, calculated on the average monthly outstanding balance and which is due upon demand. Applicable thereto, Mr. Stein has provided us with a letter advising that he will abstain from demanding any repayment on this obligation at least through December 31, 1998.

     We factor our monthly domestic accounts receivable with Riviera Financial, Inc., Los Angeles, California ("Riviera"). The majority of factoring provided by Riviera is on a non-recourse basis. On average, we pay a fee to Riviera of approximately 4.5% per month. Historically, we have factored approximately $3 million per annum in accounts receivable with Riviera. Riviera's maximum fee for factoring our receivables is 9% per month, with a hold back of 11% on each invoice until receipt of funds. Therefore, Riviera is only factoring 89% of our total eligible domestic advertising receivables. In addition, Riviera also acts in the capacity of credit manager for the Magazine by performing credit checks, mailing invoices, making collection calls and posting receivables. It is anticipated that, provided we successfully raise additional capital in the near future, of which there can be no assurance, the factoring relationship with Riviera will be terminated, as management believes that it will no longer be necessary due to sufficient cash then available to us.

     Management has undertaken a plan of expansion and in order to effectuate the same, has recognized our need for additional operating capital. In response thereto, in November 1997, we commenced a private offering of our common stock wherein we offered up to 4,700,000 shares of our common stock (post forward split) at a price of $.75 per share, for aggregate gross proceeds of up to $3,525,000. As of the date of this report, this offering has closed with our receiving gross proceeds of $913,000 from the sale of 1,217,333 common shares. In management's view, the funds generated from this offering have not been sufficient to meet our needs for additional working capital in order to allow us to fully implement our expanded business plan. Numerous scenarios are presently being explored by management, including discussions with investment banking firms who have expressed an interest in working with us to raise additional equity capital. However, as of the date of this report, no definitive arrangements have been made between us and any third party wherein such third party has agreed to raise additional capital for us and, while management is optimistic that it will be successful in this regard, there are no assurances that any additional funds will be raised. Our failure to raise additional funds, either debt or equity, will have a significant negative impact on our ability to generate profitable operations.


TRENDS


     Management believes that we will continue to operate our business at a loss for the foreseeable future, but is optimistic that we will begin generating profits from operations beginning in the year 2000, and possibly earlier if sufficient working capital discussed in "Liquidity and Capital Resources," above, is raised. This will occur as a result of increased circulation of Detour Magazine and new acquisitions of existing unaffiliated magazines, of which there can be no assurance. The new magazine acquisitions will allow the current management team to spread its cost over the new titles. The current back office structure can add two to three additional magazines without adding any additional personnel. However, there can be no assurances that we will become profitable within the time parameters described herein, or at all.


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

     We believed that the issue regarding improper presentation of quarterly financial information relates to our averaging of certain costs and expenses in certain quarterly periods in 1997 and 1998 instead of calculating these costs and expenses precisely. To comply with the staff's requirement, we would be required to determine the actual costs and expenses for the affected quarters. The second issue related to whether we recorded the proper amount of compensation expense in connection with the issuance of the options to the consultants. We recorded an expense of $21,991, based on the exercise price of the options of $.005 per share. Based upon our restated financial statements, we actually incurred consulting fees of $3,278,000 arising from revised valuations of stock options issued by us in 1997. This new valuation takes into account the market value of our common stock following issuance of the options ($1.50 per share) as opposed to the option exercise price per share ($0.01) and the term of the options granted (2 years). The SEC staff believes that the expense should be the fair market value of the options at the time the options were issued.

     We have been named as a defendant in several other lawsuits in the normal course of our business. With the exception of one prospective matter, in the opinion of management after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on our financial statements.


ITEM 2. CHANGES IN SECURITIES


     In November 1997, we commenced a private offering of our common stock wherein we offered up to 4,700,000 shares of our common stock (post forward split) at a price of $.75 per share, for aggregate gross proceeds of up to $3,525,000. As of the date of this report, this offering has closed with our receiving gross proceeds of $913,000 from the sale of 1,217,333 common shares.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits


         None.


     (b) Reports on Form 8-K

         None.

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                             CONDENSED BALANCE SHEET

                                                 (unaudited)      (audited)
                                                   For the         For the
                                                  Three Months   Fiscal Year
                                                     Ended         Ended
                                                    March 31     December 31
                                                      1998          1997
                                                 ------------   ------------
ASSETS:

CURRENT ASSETS
 Cash                                            $     38,061   $     11,089
 Accounts receivable                                  318,382        281,889
 Prepaid expenses and other current assets            133,701         61,079
                                                 ------------   ------------
  Total current assets                                490,144        354,057
                                                 ------------   ------------

PROPERTY AND EQUIPMENT, Net                           148,799        132,591
                                                 ------------   ------------

OTHER ASSETS
 Security deposits                                     15,700         13,750
                                                 ------------   ------------
  Total other assets                                   15,700         13,750
                                                 ------------   ------------

  TOTAL ASSETS                                   $    654,643   $    500,398
                                                 ============   ============

LIABILITIES:

CURRENT LIABILITIES
 Accounts payable and accrued expenses           $  1,105,349   $    870,714
 Deferred revenue                                     192,057        192,057
 Notes payable                                        501,744        372,000
 Accrued interest payable                                   0         19,216
 Due to stockholder                                   979,442        932,313
 Note payable stockholders                            932,313        609,976
 Interest payable, stockholders                        22,738        224,615
                                                 ------------   ------------
  Total Current Liabilities                         3,733,643      3,220,891
                                                 ------------   ------------

EQUITY:

 Common stock                                          14,769         10,369
 Additional paid-in capital                         4,330,659      4,313,068
 Accumulated deficit                               (7,424,428)    (7,043,930)
                                                 ------------   ------------
  TOTAL EQUITY                                     (3,079,000)    (2,720,493)
                                                 ------------   ------------

  TOTAL LIABILITIES
   AND EQUITY                                    $    654,643        $ 500,398
                                                 ============  ================

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                                                      For the Three Months
                                                         Ended March 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------

SALES                                            $  1,540,594    $  1,080,976

COST OF SALES                                         825,570         468,198
                                                 ------------    ------------

   GROSS PROFIT                                       715,024         612,778

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           1,004,479         619,858
                                                 ------------    ------------

   OPERATING LOSS                                    (289,455)         (7,080)

   Factoring fees                                     (45,656)        (16,019)
   Interest expense                                   (45,387)        (36,518)
                                                 ------------    ------------

   NET INCOME (LOSS)                             $   (380,498)   $    (59,617)
                                                 ============    ============
   Loss per share of
    common stock                                 $      (0.03)   $      (0.01)
                                                 ============    ============
   Weighted averages
     shares outstanding                            14,769,336       9,330,760
                                                 ============    ============

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOW

                                                           For the Three Months
                                                              Ended March 31,
                                                                   1998
                                                           --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                                $          (380,498)
                                                           -------------------

  Depreciation and amortization                                          9,700
  Increase in accounts receivable                                      (36,493)
  Increase in prepaid expenses and other current assets                (74,572)
  Increase in accounts payable and accrued expenses                    234,635
  Decrease in accrued interest payable                                 (19,216)
  Increase in interest payable, stockholder                           (201,877)
                                                           -------------------

   TOTAL ADJUSTMENTS                                                   (87,823)
                                                           -------------------

   NET CASH USED IN
    OPERATING ACTIVITIES                                              (468,321)
                                                           -------------------


CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchase of fixed assets                                              (25,908)
                                                           -------------------

   NET CASH USED IN INVESTING ACTIVITIES                               (25,908)
                                                           -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from notes payable                                       129,744
 Net proceeds from stockholder                                         369,466
 Proceeds from issuance of stock                                        21,991
                                                           -------------------

   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                                         521,201
                                                           -------------------

   NET DECREASE IN CASH                                                 26,972

   CASH -  beginning                                                    11,089
                                                           -------------------

   CASH - ending                                           $            38,061
                                                           ===================

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


                                        DETOUR MEDIA GROUP, INC.
                                        (Registrant)

                                        Dated:  October 15, 2001


                                        By:  s/Edward T. Stein
                                           ---------------------------------
                                           Edward T. Stein, President