Form 10QSB/A
period 1998-06-30
DETOUR MEDIA GROUP INC
filed 2001-10-17
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB/A 1


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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.


     Our unaudited financial statements for the six month period ended June 30, 1998, are attached hereto.


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

     This amendment is being filed in order to provide investors with revised financial statements for the six month period ended June 30, 1998 in accordance with a consent order entered between us and the Securities and Exchange Commission. See "Part II, Item 1" below, for an explanation of this consent order. For a better understanding of our current operations and business plan, readers are advised to review our annual report on Form 10-KSB/A1 for the fiscal year ended December 31, 2000, as well as our Form 10-QSB for the six month period ended June 30, 2001.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the six month periods ended June 30, 1998 and 1997.


RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Six Month Periods Ended June 30, 1998 and 1997


     During the six month period ended June 30, 1998, our revenues increased compared to the similar period in 1997, as we generated revenues of $2,369,886, as compared to revenues of $1,761,398 for the six months ended June 30, 1997, an increase of $608,488 (34.5%). This increase was attributable to increased circulation and advertising. In the six month period ended June 30, 1998, costs of sales rose to $1,605,448 from $932,556 in the six months ended June 30, 1997, an increase of $672,892 (72%). In this regard, printing costs, distribution costs and editorial and photo expenses increased significantly. This was due primarily to the increase in print orders of our magazine (number of copies printed), caused by our management's efforts to expand circulation, which resulted in increased printing, paper and distribution costs as a factor of such expansion. Further, while these figures indicate an increase in costs during the six month period ended June 30, 1998, during the six month period ended June 30, 1997 five issues of our magazine were on-sale in the applicable period in 1997, as opposed to six magazines during the applicable period in 1998. Additional costs were incurred as a result of additional newsstand and subscription copies printed. Management anticipated these costs in our budget, as we are engaged in a program to increase visibility of the magazine, in order to increase revenues in the future. It is management's belief that the increased costs associated with various promotions will result in greater visibility and market share in the future, with our incurring significant losses during the promotional period. However, there can be no assurances that we will generate greater revenues in the future as a result of these additional marketing efforts.

     Selling, general and administrative expenses also decreased significantly during the six month period ended June 30, 1998 to $1,939,199, as compared to $4,296,459 for the six month period ended June 30, 1997, a decrease of $2,357,260 (54.8%), as a primary result of $3,278,000 in consulting fees which arose from recording the value of options issued as compensation for consulting fees during the six month period ended June 30, 1997. See "Part II, Item 1, Legal Proceedings" below.

     During the six month period ended June 30, 1998, interest expense also rose in comparison to the similar period in 1997, as a result of our need to borrow additional working capital from affiliates, from $86,518 in the six month period ended June 30, 1997, to $130,319 for the six month period ended June 30, 1998, an increase of $43,801 (51%). See "Liquidity and Capital Resources" below.

     As a result, we generated a net loss of $(1,305,080) for the six month period ended June 30, 1998, compared to a net loss of $(3,554,135) for the six month period ended June 30, 1997. It is anticipated that we will continue to incur operating losses in the foreseeable future, until such time as we are able to implement our new business plan more fully described in our Form 10-KSB for the fiscal year ended December 31, 2000, as well as obtain the capital necessary to allow us to implement such plan. There can be no assurances that we will successfully implement our new business plan, or that we will obtain the necessary capital to allow us to undertake the same.


LIQUIDITY AND CAPITAL RESOURCES


     At the end of the six month period ended June 30, 1998, we had a bank overdraft of $24,937. Accounts receivable increased to $538,596 from $281,889 during the six month period ended June 30, 1997, an increase of $256,707 (91%), which management attributes to increased sales of our Magazine.

     At June 30, 1998, we had outstanding notes payable to non-affiliates in the aggregate amount of $633,744, including the following:

     (i) A note in the principal amount of $90,000, which is due upon demand and bears interest at the rate of 18%, payable quarterly. This note is personally guaranteed by Ed Stein, an officer, director and principal shareholder of our company.

     (ii) A note in the principal amount of $122,000, which bears interest at the rate of 8% per annum. All principal and interest on this note was due January 22, 1998, but the due date was extended by mutual agreement until September 30, 1998. This note is also personally guaranteed by Mr. Stein.


     (iii) Two notes which arose as part of the acquisition consummated by us during the three month period ended March 31, 1998 of Milton Magazine, including one note with an outstanding principal balance of $98,336, which accrues interest at prime rate plus 2% and which is to be repaid over a two year period, with principal and interest payments escalating over the life of the note, beginning with monthly payments of $3,164 and escalating to $6,125, and a second note in the principal amount of $15,000, which accrues no interest and is payable in monthly payments of $5,000, which commenced in May 1998.

     The remaining outstanding note payable to an unaffiliated party in the principal amount of $932,313 arose out of a loan originally due to an affiliated party. Relevant thereto, in 1995, Mr. Stein loaned us $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of our assets. The note holder agreed to subordinate this security position relevant to our accounts receivable factoring arrangement. This stockholder subsequently assigned this Note to JCM Capital Corp. As of the date of this report, we are making interest payments on this obligation and are in discussions with this creditor relating to repayment terms.

     Mr. Stein has also loaned us the principal sum of $1,314,442, which loan bears interest at the rate of 12% per annum, calculated on the average monthly outstanding balance and which is due upon demand. Applicable thereto, Mr. Stein has provided us with a letter advising that he will abstain from demanding any repayment on this obligation at least through December 31, 1998.

     We presently factor our monthly domestic accounts receivable with Riviera Financial, Inc., Los Angeles, California ("Riviera"). The majority of factoring provided by Riviera is on a non-recourse basis. On average, we pay a fee to Riviera of approximately 4.5% per month. Historically, we factor approximately $3 million per annum in accounts receivable with Riviera. Riviera's maximum fee for factoring our receivables is 9% per month, with a hold back of 11% on each invoice until receipt of funds. Therefore, Riviera is only factoring 89% of our total eligible domestic advertising receivables. In addition, Riviera also acts in the capacity of credit manager for the Magazine by performing credit checks, mailing invoices, making collection calls and posting receivables. It is anticipated that, provided we successfully raise additional capital in the near future, of which there can be no assurance, the factoring relationship with Riviera will be terminated, as management believes that it will no longer be necessary due to sufficient cash then available to us.

     Management has undertaken a plan of expansion and in order to effectuate the same, has recognized our need for additional operating capital. In response thereto, in November 1997, we commenced a private offering of our common stock wherein we offered up to 4,700,000 shares of our common stock (post forward split) at a price of $.75 per share, for aggregate gross proceeds of up to $3,525,000. In April 1998, this offering closed with our receiving gross proceeds of $765,000 from the sale of 1,020,000 common shares. In management's view, the funds generated from this offering have not been sufficient to meet our needs for additional working capital in order to allow us to fully implement our expanded business plan. Numerous scenarios are presently being explored by management, including discussions with investment banking firms who have expressed an interest in working with us to raise additional equity capital. However, as of the date of this report, no definitive arrangements have been made between us and any third party wherein such third party has agreed to raise additional capital for us and, while management is optimistic that it will be successful in this regard, there are no assurances that any additional funds will be raised. Our failure to raise additional funds, either debt or equity, will have a significant negative impact on our ability to generate profitable operations.


TRENDS


     Management believes that we will continue to operate our business at a loss for the foreseeable future, but is optimistic that we will begin generating profits from our operations beginning in the year 2000, and possibly earlier if sufficient working capital discussed in "Liquidity and Capital Resources," above, is raised. This will occur as a result of increased circulation of Detour Magazine and new acquisitions of existing unaffiliated magazines, of which there can be no assurance. The new magazine acquisitions will allow the current management team to spread its cost over the new titles. The current back office structure can add two to six additional magazines without adding any additional personnel. However, there can be no assurances that we will become profitable within the time parameters described herein, or at all.


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


ITEM 2. CHANGES IN SECURITIES.


     In November 1997, we commenced a private offering of our common stock wherein we offered up to 4,700,000 shares of our common stock (post forward split) at a price of $.75 per share, for aggregate gross proceeds of up to $3,525,000. In April 1998, this offering closed with our receiving gross proceeds of $765,000 from the sale of 1,020,000 common shares.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -


     (a) Exhibits - none


     (b) Reports on Form 8-K - None.

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                             CONDENSED BALANCE SHEET

                                                    (unaudited)   (audited)
                                                      For the      For the
                                                     Six Months  Fiscal Year
                                                       Ended        Ended
                                                      June 30    December 31
                                                        1998         1997
                                                   ------------  ------------
ASSETS:

CURRENT ASSETS
 Cash                                              $          0  $     11,089
 Accounts receivable                                    538,596       281,889
 Prepaid expenses and other current assets              379,832        61,079
                                                   ------------  ------------
  Total current assets                                  918,428       354,057
                                                   ------------  ------------

PROPERTY AND EQUIPMENT, Net                             130,979       132,591
                                                   ------------  ------------

OTHER ASSETS
 Security deposits                                       15,700        13,750
                                                   ------------  ------------
  Total other assets                                     15,700        13,750
                                                   ------------  ------------

  TOTAL ASSETS                                     $  1,065,107  $    500,398
                                                   ============  ============

LIABILITIES:

CURRENT LIABILITIES
 Bank overdraft                                    $     24,937  $          0
 Accounts payable and accrued expenses                1,008,824       870,714
 Deferred revenue                                       556,373       192,057
 Notes payable                                          633,744       372,000
 Accrued interest payable                                18,185        19,216
 Due to stockholder                                   1,314,442       932,313
 Note payable stockholders                              932,313       609,976
 Interest payable, stockholders                         134,871       224,615
                                                   ------------  ------------
  Total Current Liabilities                           4,623,689     3,220,891
                                                   ------------  ------------

EQUITY:

 Common stock                                            15,362        10,369
 Additional paid-in capital                           4,775,066     4,313,068
 Accumulated deficit                                 (8,349,010)   (7,043,930)
                                                   ------------  ------------
  TOTAL EQUITY                                       (3,558,582)   (2,720,493)
                                                   ------------  ------------

  TOTAL LIABILITIES
   AND EQUITY                                      $  1,065,107  $    500,398
                                                   ============  ============


                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                                        For the Six Months       For the Three Months
                                          Ended June 30,            Ended June 30,
                                    ------------------------  --------------------------
                                        1998        1997         1998           1997
                                    -----------  -----------  -----------   ------------
SALES                               $ 2,369,886  $ 1,761,398  $   829,292   $    680,422

COST OF SALES                         1,605,448      932,556      779,878       464,358
                                    -----------  -----------  -----------   -----------
  GROSS PROFIT                          764,438      828,842       49,414       216,064

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES              1,883,965    1,005,781      879,486       385,923
                                    -----------  -----------  -----------   -----------
  OPERATING LOSS                     (1,119,527)    (176,939)    (830,072)     (169,859)

  Factoring fees                        (55,234)     (12,678)      (9,578)        3,341
  Consulting fees                             0   (3,278,000)           0    (3,278,000)
  Interest expense                     (130,319)     (86,518)     (84,932)      (50,000)
                                    -----------  -----------  -----------   -----------

  NET INCOME (LOSS)                 $(1,305,080) $(3,554,135) $   (924,582) $(3,494,518)
                                    ===========  ===========  ============  ===========

  Loss per share of
   common stock                     $     (0.08) $     (0.71) $      (0.06) $     (0.70)
                                    ===========  ===========  ============  ===========

  Weighted average
    shares outstanding               15,362,669    5,000,000    15,362,669    5,000,000
                                    ===========  ===========  ============ ============




                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOW

                                                        For the Six Months
                                                           Ended June 30,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                          $ (1,305,080) $ (3,554,135)
                                                     ------------  ------------

 Depreciation and amortization                             17,820        19,123
 Value of warrants issued as consulting fees                    0     3,278,000
 Increase in accounts receivable                         (256,707)     (118,463)
 Decrease (increase) in prepaid expenses
  and other current assets                               (320,703)       14,153
 Increase in accounts payable and accrued expenses        138,110       438,972
 Increase in deferred revenue                             364,316             0
 Decrease in accrued interest payable                      (1,031)            0
 Increase (decrease) in interest payable, stockholder     (89,744)       73,333
                                                     ------------  ------------
  TOTAL ADJUSTMENTS                                      (147,939)    3,705,118
                                                     ------------  ------------

  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                (1,453,019)      150,983
                                                     ------------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchase of fixed assets                                 (16,208)       (9,534)
 Net proceeds from officer                                      0        52,241
                                                     ------------  ------------

  NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                                   (16,208)       42,707
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in bank overdraft                                24,937       (23,062)
 Net proceeds from (disbursements on) notes payable       261,744       (13,300)
 Net proceeds from stockholder                            704,466        21,545
 Proceeds from issuance of stock                          466,991             0
 Disbursements upon merger and recapitalization                 0       (81,784)
                                                     ------------  ------------
  NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                 1,458,138       (96,601)
                                                     ------------  ------------

  NET DECREASE IN CASH                                    (11,089)       97,089

  CASH -  beginning                                        11,089             0
                                                     ------------  ------------

  CASH - ending                                      $          0  $     97,089
                                                     ============  ============

              DETOUR MEDIA GROUP, INC., f/k/a DETOUR MAGAZINE, INC.

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


                                        DETOUR MEDIA GROUP, INC.
                                        (Registrant)

                                        Dated: October 16, 2001


                                        By: s/Edward T. Stein
                                            ---------------------------
                                            Edward T. Stein, President