Form 10QSB/A
period 1998-09-30
DETOUR MEDIA GROUP INC
filed 2001-10-17
CIK 935730

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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.


     Our unaudited financial statements for the nine month period ended September 30, 1998, are attached hereto.


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

     This amendment is being filed in order to provide investors with revised financial statements for the nine month period ended September 30, 1998 in accordance with a consent order entered between us and the Securities and Exchange Commission. For a current understanding of our operations and business plan, readers are advised to review our annual report on Form 10-KSB/A1 for the fiscal year ended December 31, 2000, as well as our Form 10-QSB/A1 for the six month period ended June 30, 2001.

     The following information is intended to highlight developments in our operations, to present our results of operations, to identify key trends affecting our businesses and to identify other factors affecting our results of operations for the nine month periods ended September 30, 1998 and 1997.


RESULTS OF OPERATIONS

     Comparison of Results of Operations for the nine month period ended September 30, 1998 and 1997.


     During the nine month period ended September 30, 1998, our revenues were $3,545,332, compared to revenues of $3,027,292 for the similar period in 1997, an increase of $518,040 (17.1%) from the similar period in 1997. This increase was attributable to increased subscriptions and newsstand sales. During this period, costs of sales were $2,625,335, compared to $1,482,370 for the similar period in 1997, an increase of $1,142,965 (77.7%). This was due primarily to the increase in print orders of our magazine (number of copies printed), caused by management's efforts to expand circulation, which resulted in increased printing, paper and distribution costs as a factor of such expansion. Management anticipated these costs in our budget, as we are engaged in a program to increase visibility of our Magazine, in order to increase revenues in the future. It is management's belief that the increased costs associated with various promotions will result in greater visibility and market share in the future, provided that we are able to obtain additional financing in the future. We expect to incur significant losses during the promotional period. However, there can be no assurances that we will generate greater revenues in the future as a result of these additional marketing efforts. Further, management has decided that its attempt to increase circulation of the Magazine by printing additional copies will not continue in the future. Rather, as a result of management's attempt to stem losses, the Magazine's print orders and book size are expected to decrease in the immediate future, by reducing the amount of editorial content while attempting to maintain the increased revenues derived by us from our current advertising.

     Selling, general and administrative expenses were $2,844,506 for the nine months ended September 30, 1998, compared to $5,141,499 for the similar period in 1997, a decrease of $2,296,993. The primary reason behind this decrease was that we incurred consulting fees of $3,278,000 arising from revised valuations of stock options issued by us in 1997. This new valuation takes into account the market value of our common stock following issuance of the options ($1.50 per share) as opposed to the option exercise price per share ($0.01) and the term of the options granted (2 years). See "Part II, Item 1, Legal Proceedings" below. In addition, this increase was also attributable to the retention of a new management staff on August 1, 1997, the execution of a consulting agreement and fees payable thereon, also which took place on August 1, 1997 and increase commissions payable due to the increase advertising revenues. Mr. Evans resigned his positions with us in November 1998. Our sales advertising staff is paid on a commission basis. As a result, we generated a net loss of $(2,063,078) for the nine month period ended September 30, 1998 ($.13 per share), compared to a net loss of $(3,733,095) for the nine month period ended September 30, 1997 ($.75 per share).


LIQUIDITY AND CAPITAL RESOURCES


     At September 30, 1998, we had $21,381 in cash. We increased our accounts receivable to $505,444 from $371,773 for the similar period in 1997, an increase of $153,671 (43.7%), which management attributes to increased advertising.

     In August 1998, we obtained a new loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, Washington, D.C.. to be used for general working capital. This loan bears interest at the rate of 18% per annum and was due November 20, 1998. As of the date of this report, this loan is in default but has been extended for an additional 30 day period. The loan provides for an exit fee equal to 3% of the loan ($16,500). The 30 day extension period provided by the lenders required a one time extension fee of $5,500. Management is currently reviewing its options regarding this obligation, including seeking out other long term lenders. However, no assurances can be provided that such other arrangements will be made to insure that we do not enter into a default of this obligation.

     We had two other outstanding notes payable to non-affiliates, including one note with an outstanding balance of $100,500, which accrues interest at the rate of 12% per annum and is due on demand. The remaining outstanding note aggregating $7,000 is payable to an unaffiliated entity. Relevant thereto, in 1995, one of our stockholders loaned us $932,313 which bears interest at the rate of 12% per annum and is due upon demand. The obligation is secured by all of our assets. The note holder agreed to subordinate this security position relevant to our accounts receivable. This stockholder subsequently assigned this Note to JCM Capital Corp. We also owes Ed Stein, one of our officers and a director, the principal amount of $1,592,442, which accrues interest at the rate of 12% per annum. Mr. Stein has entered into an agreement with us not to require any repayment of this obligation at least until December 31, 1998, or more likely, until such time as we had sufficient capital resources available in which to repay this obligation without jeopardizing our ability to continue our business operations.

     We factor our monthly domestic accounts receivable with Riviera Financial, Inc., Los Angeles, California ("Riviera"). The majority of factoring provided by Riviera is on a non-recourse basis. On average, we pay a fee to Riviera of approximately 4.5% per month. Historically, we factor approximately $2.5 million per annum in accounts receivable with Riviera. Riviera's maximum fee for factoring our receivables is 9% per month, with a hold back of 11% on each invoice until receipt of funds. Therefore, Riviera is only factoring 89% of our total eligible domestic advertising receivables. In addition, Riviera also acts the capacity of credit manager for the Magazine by performing credit checks, mailing invoices, making collection calls and posting receivables. It is anticipated that, provided we successfully sell a substantial portion of our common stock in the private offering described herein, the factoring relationship with Riviera will be terminated, as management believes that it will no longer be necessary due to sufficient cash then available to us. However, there are no assurances that we will sell a sufficient number of shares of our common stock to allow us to terminate.


TRENDS


     Management believes that we will continue to operate our business at a loss for the next year or two, but is cautiously optimistic that we will begin generating profits from operations beginning in the 2000 fiscal year. This will occur as a result of cost cutting measures which have been adopted by management and anticipation of increased circulation of and advertising in our magazine and corresponding revenues therefrom. Management has reduced staff and moved to smaller offices. In addition, all operating expenses are being reduced. Relevant thereto, a new printing contract with R.R. Donnelly & Sons, Inc. was signed in November 1998, further reducing costs of sales. However, there can be no assurances that we will become profitable within the time parameters described herein, or at all.

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

         None

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                             CONDENSED BALANCE SHEET

                                                   (unaudited)    (audited)
                                                     For the       For the
                                                   Nine Months    Fiscal Year
                                                      Ended          Ended
                                                  September 30    December 31
                                                      1998           1997
                                                  -----------    ------------
ASSETS:

CURRENT ASSETS
 Cash                                             $    21,381    $     11,089
 Accounts receivable                                  505,444         281,889
 Prepaid expenses and other current assets            415,432          61,079
                                                  -----------    ------------
  Total current assets                                942,257         354,057
                                                  -----------    ------------


PROPERTY AND EQUIPMENT, Net                           131,569         132,591
                                                  -----------    ------------

OTHER ASSETS
 Security deposits                                     15,700          13,750
  Total other assets                                   15,700          13,750
                                                  -----------    ------------

  TOTAL ASSETS                                    $ 1,089,526    $    500,398
                                                  ===========    ============
LIABILITIES:

CURRENT LIABILITIES
 Accounts payable and accrued expenses            $ 1,357,507    $    870,714
 Deferred revenue                                     551,394         192,057
 Notes payable                                        832,754         372,000
 Accrued interest payable                               4,825          19,216
 Due to stockholder                                 1,592,442         932,313
 Note payable stockholders                            932,313         609,976
 Interest payable, stockholders                       134,871         224,615
                                                  -----------    ------------
  Total Current Liabilities                         5,406,106       3,220,891
                                                  -----------    ------------
EQUITY:

 Common stock                                          15,362          10,369
 Additional paid-in capital                         4,775,066       4,313,068
 Accumulated deficit                               (9,107,008)     (7,043,930)
                                                  -----------    ------------
  TOTAL EQUITY                                     (4,316,580)     (2,720,493)
                                                  -----------    ------------

  TOTAL LIABILITIES
   AND EQUITY                                     $ 1,089,526    $    500,398
                                                  ===========    ============

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                              For the Nine Months      For the Three Months
                              Ended September 30,       Ended September 30,
                           ------------------------  -------------------------

                               1998         1997         1998         1997
                           -----------  -----------  -----------  -----------

SALES                      $ 3,545,332  $ 3,027,292  $ 1,175,446  $ 1,265,894

COST OF SALES                2,625,335    1,482,370    1,019,887      549,814
                           -----------  -----------  -----------  -----------
  GROSS PROFIT                 919,997    1,544,922      155,559      716,080

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES     2,728,182    1,856,588      844,217      850,807
                           -----------  -----------  -----------  -----------
  OPERATING LOSS            (1,808,185)    (311,666)    (688,658)    (134,727)

  Factoring fees              (116,324)      (6,911)     (61,090)       5,767
  Consulting fees                    0   (3,278,000)           0            0
  Interest expense            (138,569)    (136,518)      (8,250)     (50,000)
                           -----------  -----------  -----------  -----------
   NET INCOME (LOSS)       $(2,063,078) $(3,733,095) $  (757,998) $  (178,960)
                           ===========  ===========  ===========  ===========
   Loss per share of
   common stock            $     (0.13) $     (0.75) $     (0.05) $     (0.04)
                           ===========  ===========  ===========  ===========

  Weighted averages
    shares outstanding      15,362,669    5,000,000   15,362,669    5,000,000
                           ===========  ===========  ===========  ===========

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOW

                                                         For the Nine Months
                                                         Ended September 30,
                                                       -------------------------
                                                           1998           1997
                                                       -----------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                            $(2,063,078) $(3,733,095)
                                                       -----------  -----------

  Depreciation and amortization                             26,730       28,684
  Value of warrants issued as consulting fees                    0    3,278,000
  Increase in accounts receivable                         (223,555)    (177,694)
  Decrease (increase) in prepaid expenses
   and other current assets                               (356,303)       3,729
  Increase in accounts payable and accrued expenses        486,793      658,458
  Increase (decrease) in deferred revenue                  359,337            0
  Decrease in accrued interest payable                     (14,391)           0
  Increase (decrease) in interest payable, stockholder     (89,744)     110,000
                                                       -----------  -----------
   TOTAL ADJUSTMENTS                                       188,867    3,901,177
                                                       -----------  -----------
   NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                (1,874,211)     168,082
                                                       -----------  -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchase of fixed assets                                  (25,708)     (14,300)
 Net proceeds from officer                                       0       52,241
                                                       -----------  -----------
   NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                   (25,708)      37,941
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in bank overdraft                                      0      (23,062)
 Net proceeds from (disbursements on) notes payable        460,754      (13,300)
 Net proceeds from stockholder                             982,466       69,288
 Proceeds from issuance of stock                           466,991            0
 Disbursements upon merger and recapitalization                  0      (81,784)
                                                       -----------  -----------
   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                 1,910,211      (48,858)
                                                       -----------  -----------
   NET DECREASE IN CASH                                     10,292      157,165

   CASH -  beginning                                        11,089            0
                                                       -----------  -----------

   CASH - ending                                       $    21,381  $   157,165
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


                                        DETOUR MEDIA GROUP, INC.
                                        (Registrant)

                                        Dated:  October 17, 2001



                                        By:s/Edward T. Stein
                                           -----------------------------
                                           Edward T. Stein, President