Form 10QSB
period 2001-09-30
DETOUR MEDIA GROUP INC
filed 2001-12-03
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2001

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 23, 2001, was 35,239,035 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended September 30, 2001, are attached hereto.

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

OVERVIEW

     We are engaged in publishing of a monthly magazine entitled Detour, which includes advertisements and articles relating to fashion, contemporary music and entertainment and social issues. Management describes the magazine as an "urban, avant-garde" publication. We derive approximately 80% of our revenues from advertising, with the balance from circulation. We maintain an office in Los Angeles.

     The Magazine has normally been published monthly, with the exception of the issues for December/January and June/July, for which one issue is published. The Magazine has been, in general, approximately 150 pages in length, comprised of about 50 to 60 pages of advertising, with the balance in editorial pages. However, due to our impaired financial condition, one issue was published during the first quarter of 2001, one issue was published in the second quarter of 2001, and one issue was published during the third quarter of 2001. As of the date of this Report, we have published a fourth and last issue for the year 2001, and plan to publish our next issue in the Spring of 2002. However, our plans are contingent upon our having sufficient working capital to fund future publications.

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our business and to identify other factors affecting our results of operations for the nine month periods ended September 30, 2001 and 2000.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Nine Month Periods Ended September 30, 2001 and 2000

     During the nine month period ended September 30, 2001, our revenues decreased from the same period in 2000, as we generated revenues of $944,331, compared to revenues of $3,286,486 for the similar period in 2000, a decrease of $2,342,155 (71%). This was attributable to only three issues of our Magazine being published during this period, compared to one double issue and seven single issues being published during the nine month period ended September 30, 2000, resulting in a decrease in advertising revenues. We published only three issues during this period and advertising revenue per issue decreased because of our lack of working capital. Although we have reduced the number of issues published per year, the same advertisers have continued to place advertisements in our Magazine, and we anticipate that such advertisers will continue to place advertisements in our Magazine and we will be able to attract additional advertisers if and when we obtain sufficient funding to increase the number of issues published per year, of which there is no assurance.

     In the nine month period ended September 30, 2001, costs of sales also decreased 72%, to $631,493, compared to $2,237,673 for the similar period in 2000, a decrease of $1,606,180, which was also due to the publication of only three issues of our Magazine during the applicable period, compared to eight issues in 2000.

     Selling, general and administrative expenses were $2,203,390 for the nine months ended September 30, 2001, compared to $3,323,268 for the similar period in 2000, a decrease of $1,119,878 (34%). This decrease was due to reduced salary costs, closing of the New York office and significant reduction in financial marketing expenses, which included payments to financial consultants with regard to equity and debt financing, and related costs.

     Interest expense increased from $537,191 in the nine months ended September 30, 2000, to $604,112 for the nine months ended September 30, 2001, an increase of $66,921 (12%) as a result of continuing interest accruing on prior borrowings. See "Liquidity and Capital Resources" below. As a result, we generated a net loss of $(2,651,734) for the nine month period ended September 30, 2001, ($0.08 per share) compared to a net loss of $(2,863,955) for the nine month period ended September 30, 2000 ($.07 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At the end of the nine month period ended September 30, 2001, we had $45,954 in cash and cash equivalents. Accounts receivable decreased to $89,339 from $639,971 at September 30, 2000, a decrease of $550,632 (86%), which management attributes to the fact that we published only three magazine issues during the applicable period with considerably lower advertising revenue and related accounts receivable per issue.

     We have numerous outstanding notes payable, including the following:

     In August 1998, we obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, to be used for general working capital. This loan currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. The loan provides for an exit fee equal to 3% of the original principal amount of the loan ($16,500) and is secured by 1,000,000 shares of our common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation. In December 1998, we repaid $27,500 of the principal balance. We also paid all interest which had accrued through September 30, 2000. In April 2001, we tendered a payment of $170,000 on this obligation and entered into a Forbearance Agreement which provides, among other things, for us to pay this lender $25,000 per month until the entire balance is paid in full. Upon payment in full, the lender will return all of the stock provided as security. Interest continues to accrue at the default rate. As at September 30, 2001, interest was paid on a current basis and the principal balance was $511,485.

     In December 1999, we obtained a $200,000 loan from Sigmapath Corporation, which accrues interest at the rate of 6% per annum and became due on March 8, 2000. We paid $100,000 on this obligation. In March 2001, an action was filed against us by an officer of Sigmapath to collect the balance of $100,000 remaining due. However, this action was dismissed by the court because the plaintiff who brought the action was not the proper party in interest. Subsequently, we were served with another copy of a complaint in November 2001. See "Part II, Item 1, Legal Proceedings" below.

     At September 30, 2001, we had eleven other notes payable, including two convertible debentures, in the aggregate principal amount of $2,311,590, bearing interest at rates ranging from 8% to 12% per annum, all of which require a monthly or quarterly payment of principal and/or interest. These notes are due on demand or past due.

     In 1995, our majority stockholder loaned us $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who, upon information and belief, has assigned portions of this note to other unaffiliated parties. In July 2001, the holders of these various notes agreed to convert this obligation, including all principal and accrued interest, into shares of our common stock at a conversion price of approximately $.46 per shares. They received 3,237,468 shares of our common stock, in aggregate. These notes were secured by substantially all of our assets, except for accounts receivable. Upon converson of the notes, the security interest was released.

     Advances from stockholder represent advances made by our majority stockholder for working capital purposes. At September 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, our majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000 and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, we must use at least 25% of the net proceeds of any financing received by us to repay the advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10 million. At September 30, 2001, $2,785,604 of principal was outstanding and classified as short- term. Accrued interest payable to the majority stockholder at September 30, 2001 totaled $1,041,703. Interest expense on the advances was $85,369 for the nine month period ended September 30, 2001.

TRENDS

     Management is completing a comprehensive business plan including a new business strategy and reorganization of our debt, capital structure and plan for capital formation required to implement the new business strategy. In October and November of 2001, we entered into finders fee and consulting agreements to assist in the formation and implementation of the business plan and capital formation activities. The business strategy will focus initially on strengthening Detour Magazine's distribution and brand in North America, attracting new management and laying the groundwork for licensing the Detour brand on an expanded product and geographical basis.

     In October 2001, we published our most recent issue and we currently plan to publish our next issue in the second quarter of 2002, which will be dependent upon the receipt of loan proceeds in the approximate amount of $500,000 required to fund our interim overhead and publication of that next issue. On or before January 31, 2002, we anticipate the completion of our business plan, and on or before March 31, 2002, we further anticipate the reorganization of our debt pursuant to such plan, the funding of equity capital required to implement such plan and the hiring of new management.

     There is no assurance that we will be able to raise the interim $500,000 or the equity financing required pursuant to the business plan, in which case we would have no additional funds, other than collection of current accounts receivable, with which to continue in business and may be forced to enter into a joint publishing arrangement or sell or liquidate.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the nine month period ended September 30, 2001.

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

     On November 22, 2000, the matter was resolved by the Commission issuing a cease-and-desist proceeding pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934. The Commission ordered us to amend our filings with the Commission to properly reflect our financial condition and operating results, and as required by Section 13(b)(2) of the Exchange Act, we have been instructed to make and keep books, record and accounts which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets. The Commission further ordered us to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that, among other things, transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles. As of the date of this Report, we have filed with the Commission applicable amendments to our Form 10-QSB filings for the quarters ended March 31, June 30 and September 30 of 1997 and for the quarters ended March 31, June 30 and September 30 of 1998, reflecting restated financial statements for those quarters. No civil penalties were assessed against us relevant to the settlement of this matter.

     We have been named as a defendant in several other lawsuits in the normal course of our business. With the exception of one prospective matter described in "Subsequent Events" below, in the opinion of management after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on our financial statements.

Subsequent Event

     On November 26, 2001, we were served with an amended notice of motion for summary judgement in lieu of complaint by Doc. J. Thurston, III and Sigmapath Corporation, who named both our company and Edward Stein, our President, as defendants. The action, which has been filed in the Supreme Court of the State of New York, County of Nassau, Index No. 1313/01, prays for judgment in the amount of $100,000, plus appropriate interest, relating to the Sigmapath note described above under "Liquidity and Capital Resources." As this matter has recently been served upon us, we are in the process of reviewing this matter and cannot state our position regarding any defenses we may have as of the date of this report.

ITEM 2.           CHANGES IN SECURITIES

     During the three month period ended September 30, 2001, we issued an aggregate of 700,000 warrants as follows: two to employees (100,000 warrants apiece) and one to a consultant (500,000 warrants), each warrant exercisable to purchase one share of our common stock at an exercise price of $.20 per share. The warrants have a term of 3 years from the date of issuance. We have granted the holders of these warrants "piggyback" registration rights for the shares underlying the warrants.

     In July 2001, two holders of our outstanding convertible debentures elected to convert. They converted an aggregate of $50,000 in principal and $5,514 in accrued interest, into an aggregate of 1,119,231 shares of our common stock pursuant to the terms of the applicable debenture.

     In July 2001, as discussed above under "Liquidity and Capital Resources," the holders of notes in the principal amount of $932,313 agreed to convert this obligation, including all principal and accrued interest, into shares of our common stock at a conversion price of approximately $.46 per share. They received 3,237,468 shares of our common stock, in aggregate.

Subsequent Event

     In October 2001, the Company issued 350,000 warrants plus such additional number of warrants as shall equal 1% of the amount by which the fully diluted number of common shares outstanding on January 8, 2002, exceeds 35,000,000. The issuance represents compensation to a consultant under the terms of a consulting agreement to provide and promote relationships with the Company to include potential strategic partners, merger or acquisition candidates, customers, business contacts, employees, agents and consultants. Each warrant is exercisable to purchase one share of our Common Stock at an exercise price of $0.04 per share. The warrants have a term of 5 years from the date of issuance. We have granted the holder of these warrants "piggyback" registration rights for the shares underlying the warrants.

     In  each  instance   cited  above,   we  relied  upon  the  exemption  from
registration provided by Section 4(2), promulgated under the

Securities Act of 1933, as amended, to issue the relevant securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K - None.

                                  DETOUR MEDIA GROUP, INC.
                                 f/k/a Detour Magazine, Inc.
                                   CONDENSED BALANCE SHEET

                                                (unaudited)       (audited)
                                                September 30,    December 31,
                                                    2001            2000
                                               --------------  ---------------

ASSETS:

Current Assets
     Cash                                      $       45,954  $        71,598
     Accounts Receivable                               89,339          397,447
     Prepaid expenses & other current assets           21,611           11,598
                                               --------------  ---------------
            Total Current Assets                      156,905          480,643

Property And Equipment,  Net                           28,566           42,753
                                               --------------  ---------------

Other Assets
     Intangibles,  net                                 19,400                -
     Security deposits                                 16,125           16,125
                                               --------------  ---------------
             Total Other Assets                        35,525           16,125
                                               --------------  ---------------

             TOTAL ASSETS                      $      220,996  $       539,521
                                               ==============  ===============

LIABILITIES:

Current Liabilities
     Accounts payable & accrued expenses       $    1,835,638  $     1,957,614
     Due to employees                                  42,828                -
     Notes payable                                  1,563,076        1,559,921
     Accrued interest payable                         294,160          145,204
     Due to stockholder                             2,805,604        2,556,021
     Note payable stockholders                              -          932,313
     Interest payable,  stockholders                1,041,703        1,296,034
     Convertible debentures                         1,360,000        1,160,000
                                               --------------  ---------------
             Total Current Liabilities              8,943,008        9,607,107

EQUITY:

     Common stock                                      35,240           22,916
     Additional paid-in capital                    11,868,577        8,885,165
     Accumulated deficit                          (20,625,829)     (17,975,667)
                                               --------------  ---------------
             Total Equity                          (8,722,012)      (9,067,586)
                                               --------------  ---------------

     Total Liabilities & Equity                $      220,996  $       539,521
                                               ==============  ===============


                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS


                                   For the Nine Months        For Three Months
                                   Ended September 30,     July 1 to September 30
                                ------------------------  ------------------------
                                    2001         2000         2001         2000
                                -----------  -----------  -----------  -----------
SALES                            $  944,331  $ 3,286,486  $   340,335  $ 1,246,663

COST OF SALES                       631,493    2,237,673       57,686      969,252
                                -----------  -----------  -----------  -----------

     GROSS PROFIT                   312,837    1,048,813      282,649      277,411

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES      2,203,390    3,323,268    1,845,565    1,465,512
                                -----------  -----------  -----------  -----------

     OPERATING LOSS              (1,890,553)  (2,274,455)  (1,562,916)  (1,188,101)

     Factoring fees                   7,069            -            -            -
     Financing Fees                 150,000            -            -            -
     Forgiveness of Debt                  -       52,309            -            -
     Interest expense               604,112      537,191       96,121      167,610
                                -----------  -----------  -----------  -----------

     NET INCOME (LOSS)          $(2,651,734) $(2,863,955) $(1,659,037) $(1,355,711)
                                ===========  ===========  ===========  ===========

Loss per share of
     common stock                     (0.08)       (0.07)
                                ===========  ===========



                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOW


                                                                Nine Months
                                                               September 30,
                                                                   2001
                                                               -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net  (loss)                                               $  (2,651,734)
                                                               -------------


Depreciation and Amortization                                         14,187
Decrease (increase) in accounts receivable                           308,108
Decrease (increase) in prepaid expenses
     and other current assets                                        (29,413)
Increase (decrease) in accounts payable
     and accrued expenses                                             28,629
Increase (decrease) in accrued interest payable                      148,956
Increase (decrease) in interest payable, stockholder                (254,334)
                                                               -------------

     Total Adjustments                                               216,133
                                                               -------------

NET CASH USED IN
     OPERATING ACTIVITIES                                         (2,435,601)
                                                               -------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from (payments on) notes payable                     3,155
     Net proceeds from (payments to ) stockholders                  (682,730)
     Proceeds from issuance of stock                                 789,000
     Common stock issued for services                                506,396
     Common stock issued for debt conversion                       1,596,436
     Fair value of warrants issued to non-employees
         for services                                                187,700
     Fair value of warrants issued to employees for services          10,000
                                                               -------------

          NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                            2,409,957
                                                               -------------

          NET INCREASE (DECREASE) IN CASH                            (25,644)

CASH - beginning                                                      71,598
                                                               -------------

CASH - ending                                                  $      45,954
                                                               =============

                            DETOUR MEDIA GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   Nine Month Period Ended September 30, 2001


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

     In February 2001, pursuant to the affirmative vote of the holders of a majority of our common stock, we amended our articles of incorporation, changing our name to "Detour Media Group, Inc."

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DETOUR MEDIA GROUP, INC.
                                      (Registrant)

                                      Dated:  December 3, 2001


                                      By:  s/Edward T. Stein
                                         ---------------------------------
                                         Edward T. Stein, President