Form 10QSB/A
period 2001-06-30
DETOUR MEDIA GROUP INC
filed 2002-03-19
CIK 935730

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 8, 2002, was 42,242,965 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 2001, are attached hereto.

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

     The Magazine is normally been published monthly, with the exception of the issues for December/January and June/July, for which one issue is published. The Magazine has been, in general, approximately 150 pages in length, comprised of about 50 to 60 pages of advertising, with the balance in editorial pages. However, due to our impaired financial condition, two double issues, December/January and February/March were published during the first quarter of 2001 and one double issue, April/May was published in the second quarter of 2001. We ceased publishing of our Magazine in November 2001, as a result of lack of working capital. As of the date of this Amendment, we are attempting to restructure our company. Such restructuring includes a debt reorganization with significant debt to equity conversion, a more focused business plan, a new management team and an infusion of approximately $5 million in equity capital. However, there can be no assurances that we will be successful with this restructuring.

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

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Six Month Periods Ended June 30, 2001 and 2000

     During the six month period ended June 30, 2001, our revenues decreased from the same period in 2000, as we generated revenues of $698,424, compared to revenues of $2,039,823 for the similar period in 2000, a decrease of $1,341,399 (66%). This was attributable to only three double issues of our Magazine being published during this period, compared to one double issue and five single issues being published during the six month period ended June 30, 2000, resulting in a decrease in advertising revenues, as well as newsstand and subscription revenues. We published only three issues during this period and advertising revenue per issue decreased because of our lack of working capital.

     In the six month period ended June 30, 2001, costs of sales also decreased 55%, to $569,020, compared to $1,268,421 for the similar period in 2000, a decrease of $699,401, which was also due to the publication of only three issues of our Magazine during the applicable period, compared to six issues in 2000.

     Selling, general and administrative expenses were $1,728,466 for the six months ended June 30, 2001, compared to $2,754,374 for the similar period in 2000, a decrease of $1,025,908 (59%). This decrease was due primarily to a significant decrease during the relevant period in the issuance of warrants which we had previously issued for outside consulting services rendered.

     Interest expense decreased from $665,896 in the six months ended June 30, 2000, to $536,131 for the six months ended June 30, 2001, a decrease of $129,765 (19%) as a result of a decrease in the beneficial conversion feature of certain debt converted to equity. See "Liquidity and Capital Resources" below. As a result, we generated a net loss of $(2,135,193) for the six month period ended June 30, 2001, ($0.08 per share) compared to a net loss of $(2,596,559) for the six month period ended June 30, 2000 ($.14 per share).

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

TRENDS

     As of the date of this Amendment, we are seeking to raise $5 million in equity capital for purposes of implementing a new business plan that includes a debt reorganization with significant debt to equity conversion, a business plan focused on strengthening Detour Magazine in North America and licensing multiple international editions, exploiting the Detour brand in other media and merchandise, a new management team and a re-launch of Detour Magazine, scheduled for the 3rd quarter of 2002. Proceeds from interim debt and/or equity financing will be utilized to pay a significantly reduced overhead. Prior plans for Detour Music and European Joint Ventures have been abandoned and are not part of the new restructured plan. In the event all current discussions with potential investor resources terminate without additional capital, we will have to enter a joint publishing arrangement with other magazine publishers or liquidate.

     With a successful restructure, including infusion of $5 million of capital, we will begin to implement our business strategy and, while no assurances can be provided, we should be profitable within 18 months after receipt of the aforesaid capital.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - NONE.

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                             CONDENSED BALANCE SHEET

                                                (unaudited)      (audited)
                                                  June 30,      December 31,
                     ASSETS                         2001           2000
                                                ------------   ------------
CURRENT ASSETS
  Cash                                          $      6,136   $     71,598
  Accounts receivable                                184,509        397,447
  Prepaid expenses                                    80,290         11,598
                                                ------------   ------------

       Total current assets                          270,935        480,643

FURNITURE AND EQUIPMENT, net                          32,243         42,753

DEPOSITS AND OTHER ASSETS                             37,024         16,125
                                                ------------   ------------

                                                $    340,202   $    539,521
                                                ============   ============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses         $  1,888,311   $  1,957,614
  Notes payable                                    1,512,921      1,559,921
  Accrued interest payable                           231,640        145,204
  Due to stockholder                               2,636,981      2,556,021
  Note payable stockholders                          932,313        932,313
  Interest payable stockholders                    1,509,741      1,296,034
  Convertible debentures                           1,410,000      1,160,000
                                                ------------   ------------

       Total current liabilities                  10,121,907      9,607,107

COMMITMENTS AND CONTINGENCIES                              -              -

DEFICIT IN STOCKHOLDERS' EQUITY
  Preferred sotck, $.01 par value
    10,000,000 shares authorized,
    none issued and outstanding                            -              -
  Common stock, $0.001 par value,
    100,000,000 shares authorized,
    22,914,769 shares issued and outstanding          30,883         22,916
  Additional paid-in capital                      10,298,272      8,885,165
  Accumulated deficit                            (20,110,860)   (17,975,667)
                                                ------------   ------------

       Total deficit in stockholders' equity      (9,781,705)    (9,067,586)
                                                ------------   ------------

                                                $    340,202   $    539,521
                                                ============   ============


                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                     For the three months       For the six months
                                                         ended June 30,           ended June 30,
                                                  -------------------------  -------------------------
                                                     2001          2000         2001          2000
                                                  -----------  ------------  -----------   -----------
Revenue
   Advertising                                    $   288,542  $   887,287   $   670,289   $ 1,842,258
   Newsstand and subscription, net of returns          10,649       73,994        28,135       197,565
                                                  -----------  ------------  -----------   -----------

       Total revenue                                  299,191      961,281       698,424     2,039,823
                                                  -----------  ------------  -----------   -----------

Cost and expenses
   Cost of sales and other direct expenses            312,639      491,083       569,020     1,268,421
   Selling, general and administrative expenses     1,040,236    2,154,530     1,728,466     2,754,374
                                                  -----------  ------------  -----------   -----------
                                                    1,352,875    2,645,613     2,297,486     4,022,795
                                                  -----------  ------------  -----------   -----------

       Loss from operations                        (1,053,684)  (1,684,332)   (1,599,062)   (1,982,972)
                                                  -----------  ------------  -----------   -----------
Other expenses
   Interest expense, net                              181,331      464,147       536,131       665,896
   Asset impairment charge                                  -            -             -             -
   Loss on disposal of assets                               -            -             -             -
                                                  -----------  ------------  -----------   -----------

       Total other expenses                           181,331      464,147       536,131       665,896
                                                  -----------  ------------  -----------   -----------

       Net loss before extraordinary item          (1,235,015)  (2,148,479)   (2,135,193)   (2,648,868)

Extraordinary gain on extinguishment of debt                -          367             -        52,309
                                                  -----------  ------------  -----------   -----------

                                                  $(1,235,015) $(2,148,112)  $(2,135,193)  $(2,596,559)
                                                  ===========  ===========   ===========   ===========



                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                        June 30,      June 30,
                                                          2001          2000
                                                      -----------   -----------
Cash flows from operating activities:
  Net loss                                            $(2,135,193)  $(2,596,559)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Extraordinary gain on extinguishment of debt               -        52,309
     Amortization of debt issuance costs                   10,300             -
     Depreciation of furniture and equipment               10,510        10,777
     Issuance of restricted common stock for
       Services                                           333,873       (21,917)
     Warrants issued for services                         162,700       743,765
     Expense of beneficial conversion feature of the
       convertible debentures                                   -       296,437
     Decrease (increase) in accounts receivable           212,938      (272,189)
     Increase in prepaid expenses                         (68,691)     (141,706)
     Decrease in employee advances                              -        86,029
     Increase in other assets                             (20,899)            -
     Decrease in accounts payable and accrued
       expenses                                           (69,303)     (248,715)
     Decrease in unexpired subscriptions                        -       (10,753)
     Increase in interest payable, stockholder             86,436       217,475
     Increase in accrued interest payable                 218,906       (24,614)
                                                      -----------   -----------
        Net cash used in operating activities          (1,258,423)   (1,909,661)
                                                      -----------   -----------
Cash flows from investing activities:
  Purchases of furniture and equipment                          -       (13,949)
                                                      -----------   -----------
Cash flows from financing activities:
  Proceeds from short term borrowings                     421,070       (69,452)
  Principal repayments of short term borrowings, net     (387,110)            -
  Proceeds from long term borrowings,
    net of issuance costs                                 270,000       601,722
  Advances from stockholder                                     -      (107,479)
  Cost of acquiring financing                                   -       141,061
  Proceeds from issuance of common stock, net             889,001     1,500,000
                                                      -----------   -----------
        Net cash provided by financing activities       1,192,961     2,065,852
                                                      -----------   -----------

        Net increase (decrease) in cash                   (65,462)      142,242

Cash (overdraft) at beginning of year                      71,598             -
                                                      -----------   -----------

Cash (overdraft) at end of year                       $     6,136   $   142,242
                                                      ===========   ===========

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

                                        DETOUR MEDIA GROUP, INC.
                                        (Registrant)

                                        Dated: March 19, 2002


                                        By:  s/Edward T. Stein
                                           --------------------------------
                                           Edward T. Stein, President