Form 10QSB/A
period 2001-09-30
DETOUR MEDIA GROUP INC
filed 2002-03-19
CIK 935730

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 8, 2002 was 42,242,965 shares.

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

     The Magazine has normally been published monthly, with the exception of the issues for December/January and June/July, for which one issue is published. The Magazine has been, in general, approximately 150 pages in length, comprised of about 50 to 60 pages of advertising, with the balance in editorial pages. However, due to our impaired financial condition, one issue was published during the first quarter of 2001, one issue was published in the second quarter of 2001, and one issue was published during the third quarter of 2001. As of the date of this Amendment, we have published a fourth and last issue for the year 2001, and pursuant to a restructuring plan, intend to publish our next issue in the 3rd quarter of 2002. Such restructuring includes a debt reorganization with significant debt to equity conversion, a more focused business plan, a new management team and an infusion of approximately $5 million in equity capital. However, there can be no assurances that we will be successful with this restructuring.

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

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Nine Month Periods Ended September 30, 2001 and 2000

     During the nine month period ended September 30, 2001, our revenues decreased from the same period in 2000, as we generated revenues of $958,471 compared to revenues of $3,286,486 for the similar period in 2000, a decrease of $2,328,015 (71%). This was attributable to only three issues of our Magazine being published during this period, compared to one double issue and seven single issues being published during the nine month period ended September 30, 2000, resulting in a decrease in advertising revenues, our principal source of revenue, as well as newsstand and subscription revenues. We published only three issues during this period because of our lack of working capital. Although we have reduced the number of issues published per year, the same advertisers have continued to place advertisements in our Magazine, and we anticipate that such advertisers will continue to place advertisements in our Magazine and we will be able to attract additional advertisers if and when we obtain sufficient funding to increase the number of issues published per year, of which there is no assurance.

     In the nine month period ended September 30, 2001, costs of sales decreased 72%, to $631,494, compared to $2,237,673 for the similar period in 2000, a decrease of $1,606,181, which was also due to the publication of only three issues of our Magazine during the applicable period, compared to eight issues in 2000.

     Selling, general and administrative expenses were $2,217,530 for the nine months ended September 30, 2001, compared to $4,278,695 for the similar period in 2000, a decrease of $2,061,165 (48%). This decrease was due to reduced salary costs, closing of the New York office and significant reduction in financial marketing expenses, which included a significant reduction in issuance of the Company's warrants for outside services to financial consultants with regard to equity and debt financing, and related costs.

     Interest expense decreased from $833,628 in the nine months ended September 30, 2000, to $761,181 for the nine months ended September 30, 2001, a decrease of $72,447 (9%) as a result of the conversion of $932,313 of principal debt in July 2001, thereby eliminating additional interest expense on that obligation. See "Liquidity and Capital Resources" below. As a result, we generated a net loss of $(2,651,734) for the nine month period ended September 30, 2001, ($0.08 per share) compared to a net loss of $(4,011,201) for the nine month period ended September 30, 2000 ($.14 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At the end of the nine month period ended September 30, 2001, we had $45,954 in cash and cash equivalents. Accounts receivable decreased to $89,339 from $808,685 at September 30, 2000, a decrease of $719,346 (89%), which management attributes to the fact that we published only three magazine issues during the applicable period with considerably lower advertising revenue and related accounts receivable per issue.

     We have numerous outstanding notes payable, including the following:

     In August 1998, we obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II, to be used for general working capital. This loan currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. The loan provides for an exit fee equal to 3% of the original principal amount of the loan ($16,500) and is secured by 1,000,000 shares of our common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation. In December 1998, we repaid $27,500 of the principal balance. We also paid all interest which had accrued through September 30, 2000. In April 2001, we tendered a payment of $173,760 on this obligation and entered into a Forbearance Agreement which provides, among other things, for us to pay this lender $25,000 per month until the entire balance is paid in full. Upon payment in full, the lender will return all of the stock provided as security. Interest continues to accrue at the default rate. As at September 30, 2001, interest was paid on a current basis and the principal balance was $520,938. As of the date of this Amendment, we remain current on this obligation.

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

     Advances from stockholder represent advances made by our majority stockholder for working capital purposes. At September 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, our majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000 and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $42,000 commencing January 1, 2001. However, we must use at least 25% of the net proceeds of any financing received by us to repay the advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10 million. At September 30, 2001, $2,805,604 of principal was outstanding and classified as short- term. Accrued interest payable to the majority stockholder at September 30, 2001 totaled $1,041,703. Interest expense on the advances was $85,369 for the nine month period ended September 30, 2001.

TRENDS

     Management has completed a comprehensive business plan including a new business strategy and reorganization of our debt, capital structure and plan for capital formation required to implement the new business strategy. In October, November and December of 2001, we entered into finders fee and consulting agreements to assist in the formation and implementation of the business plan and capital formation activities. The business strategy focuses initially on strengthening Detour Magazine's distribution and brand in North America, attracting new management and laying the groundwork for licensing the Detour brand on an expanded product and geographical basis.

     In October 2001, we published our most recent issue and we currently plan to publish our next issue in the third quarter of 2002, which will be dependent upon the receipt of additional loan proceeds to fund our significantly reduced interim overhead and publication of that next issue. On or before April 30, 2002, we anticipate the reorganization of our debt pursuant to such plan, the funding of equity capital required to implement such plan and the hiring of new management.

     There is no assurance that we will be able to raise interim loan proceeds or the equity financing required pursuant to the business plan, in which case we would have no additional funds, other than collection of current accounts receivable, with which to continue in business and may be forced to enter into a joint publishing arrangement or sell or liquidate.

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

Subsequent Event

     On November 26, 2001, we were served with an amended notice of motion for summary judgement in lieu of complaint by Doc. J. Thurston, III and Sigmapath Corporation, who named both our company and Edward Stein, our President, as defendants. The action, which has been filed in the Supreme Court of the State of New York, County of Nassau, Index No. 1313/01, prays for judgment in the amount of $100,000, plus appropriate interest, relating to the Sigmapath note described above under "Liquidity and Capital Resources." This action remains pending as of the date of this Amendment.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - none

     (b) Reports on Form 8-K - None.

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                             CONDENSED BALANCE SHEET

                                                  September 30,  December 30,
                 ASSETS                               2001           2000
                                                  ------------   ------------
CURRENT ASSETS
   Cash                                           $     45,954   $     71,598
   Accounts receivable                                  89,339        397,447
   Prepaid expenses                                     21,612         11,598
                                                  ------------   ------------

       Total current assets                            156,905        480,643

FURNITURE AND EQUIPMENT, net                            28,567         42,753

DEPOSITS AND OTHER ASSETS                               35,525         16,125
                                                  ------------   ------------

                                                  $    220,997   $    539,521
                                                  ============   ============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses          $  1,878,466      1,957,614
   Notes payable                                     1,563,076      1,559,921
   A ccrued interest payable                           294,160        145,204
   Due to stockholder                                2,805,604      2,556,021
   Note payable stockholders                                 -        932,313
   Interest payable stockholders                     1,041,703      1,296,034
   Convertible debentures                            1,360,000      1,160,000
                                                  ------------   ------------

       Total current liabilities                     8,943,009      9,607,107

COMMITMENTS AND CONTINGENCIES                                -              -

DEFICIT IN STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value
     10,000,000 shares authorized,
     None issued and outstanding                             -              -
   Common stock, $0.001 par value,
     100,000,000 shares authorized,
     35,238,694 and  22,914,769 shares
     issued and outstanding in 2001
     and 2000, respectively                             35,240         22,916
   Additional paid-in capital                       11,870,149      8,885,165
   Accumulated deficit                             (20,627,401)   (17,975,667)
                                                  ------------   ------------

       Total deficit in stockholders' equity        (8,722,012)    (9,067,586)
                                                  ------------   ------------

                                                  $    220,997   $    539,521
                                                  ============   ============


                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                               For the three months       For the nine months
                                                ended September 30,       ended September 30,
                                                 2001         2000         2001         2000
                                             -----------  -----------  -----------  -----------
Revenue
   Advertising                               $   257,600  $ 1,064,304  $   927,889  $ 2,906,562
   Newsstand and subscription, net of returns      2,447      182,359       30,582      379,924
                                             -----------  -----------  -----------  -----------

       Total revenue                             260,047    1,246,663      958,471    3,286,486
                                             -----------  -----------  -----------  -----------
Cost and expenses
   Cost of sales and other direct expenses        62,474      969,252      631,494    2,237,673
   Selling, general and administrative
      expenses                                   489,064    1,524,321    2,217,530    4,278,695
                                             -----------  -----------  -----------  -----------
                                                 551,538    2,493,573    2,849,024    6,516,368
                                             -----------  -----------  -----------  -----------

       Loss from operations                     (291,491)  (1,246,910)  (1,890,553)  (3,229,882)
                                             -----------  -----------  -----------  -----------
Other expenses
   Interest expense, net                         225,050      167,731      761,181      833,628
   Asset impairment charge                             -            -            -            -
   Loss on disposal of assets                          -            -            -            -
                                             -----------  -----------  -----------  -----------

       Total other expenses                      225,050      167,731      761,181      833,628
                                             -----------  -----------  -----------  -----------

       Net loss before extraordinary item       (516,541)  (1,414,641)  (2,651,734)  (4,063,510)

Extraordinary gain on extinguishment of debt          -             -            -       52,309
                                             -----------  -----------  -----------  -----------

                                             $  (516,541) $(1,414,641) $(2,651,734) $(4,011,201)
                                             ===========  ===========  ===========  ===========

                            DETOUR MEDIA GROUP, INC.
                           f/k/a Detour Magazine, Inc.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                          September 30, September 30,
                                                               2001        2000
                                                           -----------  -----------
Cash flows from operating activities:
    Net loss                                               $(2,651,734) $(4,011,201)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Extraordinary gain on extinguishment of debt                -       52,309
         Amortization of debt issuance costs                    10,300            -
         Depreciation of furniture and equipment                14,186       15,989
         Issuance of restricted common stock for
            Services                                           333,873      298,616
         Warrants issued for services                          197,700    1,029,839
         Expense of beneficial conversion feature of the
            convertible debentures                                   -      296,437
         Increase in bank overdraft                                  -      174,342
         Decrease (increase) in accounts receivable            308,108     (440,903)
         Increase in prepaid expenses                          (10,013)    (226,747)
         Decrease in employee advances                               -       39,529
         Increase in other assets                              (19,400)           -
         Decrease (increase) in accounts payable and
            accrued expenses                                   (79,148)     180,274
         Decrease in unexpired subscriptions                         -      (10,753)
         Increase in interest payable, stockholder             299,073      323,317
         Increase in accrued interest payable                  154,158       37,276
                                                           -----------  -----------
            Net cash used in operating activities           (1,442,897)  (2,241,676)
                                                           -----------  -----------
Cash flows from investing activities:
    Purchases of furniture and equipment                             -      (15,655)
                                                           -----------  -----------
Cash flows from financing activities:
    Proceeds from short term borrowings                        642,370      828,310
    Principal repayments of short term borrowings, net        (419,632)           -
    Proceeds from long term borrowings,
       net of issuance costs                                   300,000            -
    Principal repayments of long term borrowings, net          (50,000)           -
    Advances from stockholder                                        -      (70,979)
    Cost of acquiring financing                                      -            -
    Proceeds from issuance of common stock, net                944,515    1,500,000
                                                           -----------  -----------
            Net cash provided by financing activities        1,417,253    2,257,331
                                                           -----------  -----------
            Net increase (decrease) in cash                    (25,644)           -
Cash (overdraft) at beginning of year                           71,598            -
                                                           -----------  -----------
Cash (overdraft) at end of year                            $    45,954  $         -
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

                                       DETOUR MEDIA GROUP, INC.
                                       (Registrant)

                                       Dated: March 19, 2002


                                       By:   s/Edward T. Stein
                                          ---------------------------------
                                          Edward T. Stein, President