Form 10KSB
period 2001-12-31
DETOUR MEDIA GROUP INC
filed 2002-04-12
CIK 935730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

[ ]  Transitional Report Under Section 13 or 15(d) of the
              Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

                            10008 National Blvd. #345
                          Los Angeles, California 90034
                                 (323) 369-9444
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

                        7060 Hollywood Blvd., Suite 1150
                          Los Angeles, California 90038
                          -----------------------------
                                (Former Address)

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

                          (Continued on Following Page)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year: $1,197,966.

State the aggregate market value of the voting stock held by non- affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 11, 2002: $698,292.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 11, 2002 there were 42,242,965 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Forty Seven Pages.
                  Exhibit Index is located at Page Forty Five.

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
Item 2.    Description of Property.......................................... 13
Item 3.    Legal Proceedings................................................ 13
Item 4.    Submission of Matters to a Vote of
               Security Holders............................................. 14

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

PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act............................ 41
Item 10.   Executive Compensation........................................... 42
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management........................................ 43
Item 12.   Certain Relationships and Related
               Transactions................................................. 44

PART IV
Item 13.   Exhibits and Reports on Form 8-K................................. 45


SIGNATURES.................................................................. 47

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     Detour Media Group, Inc., f/k/a Detour Magazine, Inc. ("we," "our," "us," the "Company" or "Detour") is engaged principally in the publication and distribution of Detour Magazine ("Detour"), an internationally distributed magazine best known for presentation of cutting-edge trends and strong editorial focus in fashion, entertainment, lifestyle and contemporary social issues. Our mission is to be the premier urban avant-garde publication devoted to these topics, thereby attracting a readership consisting primarily of affluent and style conscious men and women in the 18 to 35 age group. We have derived revenues primarily from advertising in the magazine and, to a lesser extent, from subscription and newsstand sales.

     Our magazine has been published since 1987. Through December 31, 2000, the magazine was published ten times a year, with two double issues per year. During the fiscal year ended December 31, 2001, print runs were cut and only four issues of the magazine were published. The last issue was the Fall Fashion issue published in October 2001, after which we were forced to discontinue publication caused by our lack of available cash and our distressed financial condition. We intend to relaunch publication of our magazine in the third quarter of 2002, in accordance with our new business plan discussed below under "New Business Plan.".

DETOUR MAGAZINE

     To distinguish itself from other entertainment publications, Detour Magazine attempts to identify and feature entertainers and media personalities well before they reach widespread recognition and the level of conventional acceptance which typifies its competition, and is devoted to contemporary lifestyles, entertainment and fashion. This in part accounts for Detour Magazines's image as a "cutting-edge" magazine featuring tomorrow's personalities.

     Editorials follow the same focus, providing insight into and publicity for entertainers and media personalities who have not yet received widespread recognition, as well as new trends and styles as they first emerge. Detour Magazine prides itself on some of the most talked about and respected photo journalism and editorials in the industry.

     Since inception, our magazine has been supported by over 375 national advertisers, primarily in the fashion, footwear, eyewear, jewelry, watch, fragrance, cosmetics, film, television, music, liquor and tobacco industries. During 2001, our advertising customers included, among others, Apple Computers, Bacardi, Beefeater, Bombay Sapphire, Calvin Klein, Christian Dior, Diesel, Evian, FILA, Gap, Hard Rock Hotel, Helvetia Watches, Khalua, Lexus, Lucky Strike, Motorola, Parliament, Perrier, Polo Jeans, PumaSketchers, Skyy Spirits, Tanquary, Universal Music, Virginia Slims and Warner Bros. Records. Advertising revenues accounted for virtually all of our total revenues during 2001. Other than Virginia Slims, who accounted for approximately 6% ($62,300) of our revenues during 2001, no other advertiser accounted for 5% or more of our advertising revenues.

     Commencing with the May 2000 issue, the magazine has been distributed by Curtis Circulation Company ("Curtis"). Curtis is a leading international distributor.

     Detour's reputation as a cutting-edge fashion and entertainment magazine has translated into a readership profile comprised of an attractive audience for advertisers. Detour's average reader is a 29 year old professional, with an average income in excess of $75,000+ per year. Over 60% of the readers are single, and 74% percent have obtained college degrees. The average reader of Detour spends over $15,000 per year on clothing and dines out 2.6 times per week based upon a reader's survey conducted in Detour Magazine during the year 2000.

     We remain committed to our long-standing editorial mission: to be the premier urban avant-garde publication devoted to entertainment, fashion lifestyle and contemporary social issues. Our targeted audience of affluent, educated and creative professionals thrives on new information about the latest cultural trends. Long before assimilating into the mainstream, styles and trends begin on the margins, which is where Detour, as its name implies, derives its sensibility - off the beaten path, miles from the safe, familiar, well-paved roads of the pop-culture highway.

     Over the past year, in a dual effort to reinforce our image as an essential fashion resource and to attract coveted fashion advertisers, we have featured 30-60 pages of fashion pictorials in each issue and it is expected that we will continue to do so in the future, provided that we are financially able to begin publishing the magazine again in the future. Our ability to do so is dependent upon our ability to obtain additional financing, of which there can be no assurance. In addition, we have expanded our style coverage to include service pages devoted to health and beauty, as well as profiles of new stores, restaurants, products and accessories, which we believe provides enhanced opportunities for advertisers.

     Management does not expect to change the content or format of Detour Magazine materially beyond editorial changes necessary to broaden the magazine's appeal within the target readership, including making the magazine more visual by continuing to seek out both established and rising photographers.

NEW BUSINESS STRATEGY

     During the fiscal year ended December 31, 2001, print runs were cut by nearly half and only four issues of the magazine appeared, the Fall Fashion issue being published in October 2001, after which we were forced to discontinue publication as a result of our lack of cash availability and our distressed financial condition. In January 2002, we completed a new business plan which we believe approaches the future on a disciplined, focused, prioritized and phased basis, which is described in detail below.

Phase 1

     Execute a Financial Reorganization - We are currently in a distressed financial condition that has resulted in a cessation of publication. While measures have been taken to reduce the operating budget, an influx of approximately $5 million dollars of equity capital is required to not only effect a financial reorganization, but also to provide sufficient working capital going forward. Liquidation of existing loans and accounts and accrued expenses payable are anticipated to include conversion of debt to equity, forgiveness of debt and prorated cash settlements. In the interim, the magazine will remain on hiatus. Assuming we are able to secure such financing by April 30, 2002, of which there can be no assurance, publication would recommence with the September 2002 issue.

Phase 2

     Effect Key Outsourcing Relationships - Many publishers, including Detour, rely on outside entities for printing, single copy distribution, subscription circulation and fulfillment services. Under the new business plan, Detour will initially outsource a number of other key functions as well, including advertising sales, barter sales, and licensing. While the entities that perform such functions typically command a significant fee, the rationale for pursuing this strategy is twofold. It will (i) enable us to keep our operating expenses as low as possible; and (ii) significantly elevate the magnitude and quality of resources working on our behalf. If and when our business grows to a point where it makes both economic and operational sense to bring one or more of these functions in-house, we will do so.

     Relaunch the Magazine - Relaunching the magazine will entail the following:

          Branding - We will transform the current Detour name and logotype into a brand identity that captures and manifests the iconoclastic essence of the magazine and its readers as trendsetters who "take the road less traveled."

          Circulation: To rebuild the magazine's circulation, we will undertake the following measures:

          -    Single  Copy  Sales - Over the  course of its  history,  Detour's single copy sell-through rate has ranged from a low 14% to an acceptable 42%. Going forward, we will seek to assure a consistently high sell-through rate by:

               (i) Hiring a quality distributor;

               (ii) Focusing distribution in selected major, urban, hip population centers like New York, Los Angeles, Chicago, Washington D.C., San Francisco, Philadelphia, Boston, Dallas, Houston, Miami, Atlanta and Seattle;

               (iii) Further focusing distribution within each of these markets into selected, demographically appropriate retail channels such as newsstands, bookstores, airline terminals and commuter rail terminals;

               (iv) Supporting the retailers with meaningful POS promotions and display materials.

               (v) Refining our sales forecasting. Perhaps the single most important component of achieving an acceptable sell-through rate is the sales forecast. While quality distributors regularly provide publishers with detailed reports that can serve as the basis for formulating and assessing their sales forecasts, we have not historically assigned someone to the task.

          - Subscription Sales - At peak, Detour had a small fraction of subscribers compared to the industry average of 84%. Going forward, we will proactively pursue subscriptions. This will entail:

               (i) Investing in the printing and insertion of subscription solicitation cards in the magazine.

               (ii) Hiring top quality subscription circulation and fulfillment house services.

               (iii) Providing complimentary copies to guests of selected hotels, airline club lounges, beauty salons, etc.

               (iv) Implementing an array of direct response campaigns, ranging traditional direct mail to piggybacking samples or teasers of the magazine with other demographically compatible, metro- oriented publications.

          - Expand Editorial/Advertising Appeal - We will seek to attract a broader range of advertisers by:

               (i) Hiring quality advertising and barter sales agencies.

               (ii) Creating synergy between the magazine's editorial content and the advertising community.

               (iii) Consistent and concurrent with focusing single copy distribution in major metro markets, expanding the magazine's editorial coverage of happenings in these markets. By doing so, the magazine will continue to appeal to national advertisers, while also attracting a broad range of quality local advertisers, e.g., hotels, restaurants and clubs, retail malls and stores, beauty salons and spas, cultural and entertainment venues, new residential developments, etc.

          -    Marketing  - To effect the  relaunch,  we will stage a  low-cost,
               high-impact  marketing,   public  relations,   promotion,  direct
               mail/response and POS campaign.

               It should be noted that a number of our advertisers, along with various media outlets, will, as they traditionally do, contribute to a significant portion of the cost of the sweepstakes promotion.

          - Web Site - We launched two web sites in 2000. However, neither was modeled to generate revenues or yield efficiencies. Under the new business plan, a web site will be maintained, but its functions limited to the following:

                    - A picture of the current issue's cover and a listing of its table of contents, as well as a teaser of the content in the next issue.

                    - A means for the consumer to obtain and renew a subscription, change a mailing address, find a retailer that sells the magazine, order a back issue, write a letter to the editor or otherwise contact the magazine, as well as purchase Detour branded merchandise (when available).

                    - A means for advertisers and agencies to order a Media Kit.

          - Install a New Management Team - While Detour has some very talented people, as is self-evident from looking at the magazine itself, we are currently recruiting to fill the vacant positions of Publisher/COO and CFO.

Phase 3

     Catalyze International Editions - Although Detour's distribution to date has been limited to North America, we ultimately foresee editions in Asia (Japan), Europe (England, France, Germany, Italy and Spain) and South/Latin America (a South/Latin America Spanish language edition, plus a separate Portuguese language edition in Brazil). While no assurances can be provided and subject to our receipt of sufficient equity capital, it is anticipated that the first two international editions will not premier until September 2003, while the next four editions will be introduced over the course of 2004 and the remaining two editions beyond.

     It is envisioned that these endeavors will be structured so that the international publishers will: a) have the exclusive magazine publishing and distribution rights to the Detour name, logo and editorial content, as well as the latitude to create original content for their respective territories, b) be responsible for all start-up and on-going expenses, and
     c) pay us royalties against net revenues.

     Exploit the Brand as an Intellectual Property - As with the international editions, once the magazine has been reestablished, and the enhanced branding concept has taken hold, we will hire a quality licensing agency to begin to fulfill Detour's potential as an intellectual property asset that can be legitimately extended and applied across other media platforms including television, radio, film, books, music, etc., as well as against various types of products and services such as apparel, accessories, cafes or clubs and travel.

Phase 4

     Pursue Roll-Ups - The soft economic environment has put pressure on all advertising dependent media, including the magazine publishing business. As a result, there are, and will continue to be, a number of potentially attractive magazines available for sale in the foreseeable future.

     The operating efficiencies (overhead, advertising sales, etc.) and enhanced leverage (printing, distribution, etc.) that accrue to a multi- versus single-title publisher can be substantial. Therefore, we will assess potential roll-up candidates and, should a compelling opportunity emerge, may seek to acquire same using our stock as currency, augmented by discrete financing. While we are committed to focusing on our core magazine publishing business during the forecast period, our long-term vision includes extending our content creation and intellectual property exploitation expertise to other media as well.

CONSULTING AGREEMENTS

     In order to assist us in our implementation of our new business plan and in our efforts to raise additional capital, we entered into various agreements with third parties, including the following:

     In October 2001, we entered into a one year, non-exclusive Finder's Fee Agreement and a non-exclusive Consulting Agreement with Lexington Ventures, Inc,. Los Angeles, CA, ("Lexington"). These agreements provide for Lexington to assist us in our attempts to raise additional funding. The Finder's Fee Agreement provides for us to pay to Lexington a finder's fee equal to 10% of gross proceeds which we may receive as a result of introductions to prospective investors which are provided by Lexington. In addition, if we receive a minimum of $1 million and a maximum of $2 million from investors introduced by Lexington, we have agreed to issue to Lexington warrants to purchase shares of our common stock in an amount equal to 0.0015%, multiplied by the fully diluted number of shares our outstanding common stock immediately following the closing of such financing (including any securities issued as part of such financing). The exercise price of these warrants will be equal to the price at which our common stock is sold in such financing and the agreement provides for "piggyback" registration rights applicable to the shares underlying the warrants. Further, we have also agreed to pay a transaction fee to Lexington in an amount equal to 5% of the initial million dollars received, 4% of the second million, 3% of the third million, 2% of the fourth million and 1% thereafter. If Lexington performs under this agreement and we elect not to proceed, it is entitled to receive either one-third of the fees which would have been payable.

     Under the Consulting Agreement with Lexington, it has agreed to provide assistance to us in identifying, developing and promoting the formation of relationships with persons that may be beneficial to implementation of our new business plan, including potential strategic partners, merger or acquisition candidates, customers, business contacts, employees, agents, consultants or other valuable contacts. In exchange therefore, we agreed to issue to Lexington 350,000 warrants, each warrant exercisable to purchase one share of our common stock at an exercise price of $.04 per warrant and are exercisable for five (5) years from the date of issuance.

     In November 2001, we entered into a non-exclusive agreement with Rockann Enterprises, Inc. ("REI"), a privately held company based in Los Angeles, CA, to provide us with consulting services. The services are to be conducted in two phases, including (i) preparation of a revised business plan, resolving outstanding creditor issues, identifying potential prospective management candidates and identifying potential investors. Phase two only commences if we close a minimum of $2 million in financing from any sources within one year of the commencement of the agreement. Thereafter, REI will assist us in developing a branding concept, relaunching of our magazine, identifying potential strategic partners, international partners, roll-up candidates and third party licenses. As compensation therefore, we did agree to pay REI an aggregate of $55,000, payable $25,000 upon execution and $5,000 a month thereafter for six (6) months. However, if we receive financing resulting from an introduction provided by REI, REI will also receive 10% of the gross proceeds of such financing, as well as warrants equal to 10% of the number of shares issued in such financing, which shall be exercisable at the financing offering price for a period of five years. The shares of common stock underlying these warrants shall have "piggyback" registration rights.

     In December 2001, we entered into two (2) separate Engagement Fee Agreements with EST Consulting, Inc, Boardman, Ohio and Suffield Financial Group, LLC, Bloomfield, CT, respectively. These agreements provide for each of the aforesaid entities to provide us with financial consulting services. The terms of these agreements provide for the payment of fees in the event either of the applicable entities provides us with equity capital, either directly or indirectly.

Subsequent Events

     Between January 1, 2002 and March 31, 2002, we received $193,500 in additional advances from Ed Stein, our President and Chairman. In addition, we borrowed an additional $111,600 from 1970 Asset Management Corp., an unaffiliated creditor. These funds were utilized to pay certain obligations necessary to allow us to continue to remain in business. These loans accrue interest at the rate of 11% per annum and are due upon demand.

EMPLOYEES

     At March 15, 2002, we had 3 full time employees retained as a "core-group" during our reorganization period; president/CEO, editor in chief and creative director, in addition to several consultants attending to financial, administrative and going- forward business plan matters. If and when we receive a commitment on obtaining a $5 million capital infusion, we will employ the new management team and rehire and /or newly hire the staff necessary to relaunch and publish the magazine. In that eventuality, we will also engage additional persons on an "as needed" basis and outsource certain operational activities on a part time or independent contractor basis. Management believes that our relationship with our employees is satisfactory. No employee is a member of any union.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     We vacated our previous principal place of business at 7060 Hollywood Blvd., Suite 1150, Los Angeles, California at the expiration of our lease on February 28, 2002. Our temporary address is 10008 National Blvd. #345, Los Angeles, California 90034, which is merely a mailing address which we have rented for a three month period, at a cost of $30 per month. No formal business activities are undertaken at this location as of the date of this Report. Effective April 1, 2002, we also leased approximately 150 square feet of executive office space at 1925 Century Park East, Suite 500, Los Angeles, CA 90067. We leased this space on a month to month basis at a cost of $950 per month. As of the date of this Report, we are reviewing our space requirements and are beginning to seek out a more permanent suitable location in anticipation of relaunching the magazine during the third quarter 2002 in accordance with our business plan. However, no definitive decision has been made concerning this matter.

     We own no other property, other than general office equipment.

ITEM 3.  LEGAL PROCEEDINGS

     In February 2002, we commenced an action against Andrew Left, our former President, which action has been filed in the Superior Court for the State of California for the County of Los Angeles, Case No. BC269050, for the recovery of approximately $25,000, plus costs, interest and exemplary and punitive damages. Our complaint alleges fraud and deceit, negligent misrepresentation, breach of fiduciary duty and unlawful monetary conversion. As of the date of this Report, our complaint has been filed and we are awaiting the filing of an answer. While no assurances can be provided, we are optimistic that we will be successful in this matter.

     In June 2001, our former publisher, Barbara Zowlocki and her company, BZI Media Services, Inc. obtained a judgment against us in the principal amount of $59,186, arising out of sums due Ms. Zowlocki for services rendered to us. Approximately $52,000 remains due on this judgment.

     In August 2001,a judgment in the principal amount of $144,714 was entered against us and in favor of Western Laser Graphics, Inc., one of our prior printers. As of the date of this Report, this judgment remains outstanding.

     In July 2001, a judgment in the principal amount of $180,473 was entered against us and in favor of Gottesman, Inc. This judgment remains outstanding.

     Numerous other judgments have been entered against us and we have been named as a defendant in several other lawsuits in the normal course of our business. We have also received numerous threats of pending litigation from our creditors who hold delinquent notes and other obligations. See "Part II, Item 6, Management's Discussion - Liquidity and Capital Resources" below for a detailed description of these obligations. It is anticipated that we will enter into settlement negotiations to resolve these matters if and when we receive additional funding. Except for those matters specifically discussed above, and in the "Liquidity and Capital Resource" section, in the opinion of management, the liabilities, if any, resulting from these matters will not have a material affect on our financial statements. See "Part II, Item 6, Management's Discussion - Liquidity and Capital Resources."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

                                                    Bid Price
         Quarter Ended                           High       Low
         -------------                           ----       ---

         March 31, 2000                         $1.02     $0.17
         June 30, 2000                          $1.09     $0.375
         September 30, 2000                     $1.01     $0.53
         December 31, 2000                      $0.688    $0.22

                                                    Bid Price
         Quarter Ended                           High       Low
         -------------                           ----       ---

         March 31, 2001                         $0.34     $0.1675
         June 30, 2001                          $0.26     $0.10
         September 30, 2001                     $0.165    $0.025
         December 31, 2001                      $0.10     $0.011

     As of April 11, 2002, the closing bid price of our common stock was $.02.

     (b) Holders. As of March 30, 2002, there were 100 holders of record of our common stock, not including those persons who hold their shares in "street name."

     (c) Dividends. We did not pay any dividends on our common stock during the two years ended December 31, 2001. Pursuant to the laws of the State of Colorado, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. As a result, management does not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ended December 31, 2001. See "Part II, Item 7, Financial Statements."

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

     The following information is intended to highlight developments in our operations, to present the results of our operations, to identify key trends affecting our business and to identify other factors affecting our results of operations for the fiscal years ended December 31, 2001 and 2000.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the fiscal years ended December 31, 2001 and 2000

     Total revenues decreased from $3,995,820 in 2000 to $1,197,966 in 2001, a decrease of $2,797,854 (70%). This decrease was attributable to only four issues of our magazine being published during this period, compared to two double issues and eight single issues being published during the year ended December 31, 2001, resulting in a decrease of advertising revenue, our principal source of revenue, as well as newsstand and subscription revenues.

     Costs of sales were $2,804,395 in 2000, compared to $782,692 in 2001, a decrease of $2,021,702 (72%), which was also due to the publication of only four issues of our magazine during the applicable period, compared to two double issues and eight single issues in 2000.

     Selling, general and administrative expenses were $6,141,071 in 2000, compared to $3,000,130 in 2001, a decrease of $3,228,577 (53%). This decrease was attributable to reduced salary costs, closing of the New York office, and a significant reduction in financial marketing expenses, which included a substantial reduction in issuances of the Company's warrants in lieu of cash fees to financial consultants with regard to equity and debt financings and consulting, and related costs.

     Our interest expense decreased from $1,150,790 during 2000, to $921,019 during 2001, as a result of the conversion of $1,072,913 of principal debt during the applicable period, thereby eliminating additional interest expense to the extent of the principal reduction on those obligations. See "Liquidity and Capital Resources" below.

     As a result, we incurred a net loss of $(3,509,419) in 2001 ($0.11 per share), as compared to our net loss of $(6,100,436) ($.30 per share) in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had $9,683 in cash. Accounts receivable decreased to $92,778 from $397,447 for the similar period in 2000, a decrease of $304,669 (77%). The decrease is primarily due to the fact that we published only four issues of our Magazine during the applicable period with considerably advertising billings and related accounts receivable per issue and in the aggregate.

     Due to our diminished accounts receivable, in June 2001 we terminated our factoring arrangement with Receivable Financing Corp., Boca Raton, Florida
(RFI).

     At December 31, 2001, we had a working capital deficiency of $9,211,609. Due to a lack of working capital, we have been forced to discontinue publishing the magazine following our October Fall Fashion issue. As a result, we do not expect to generate cash flow from operations until the magazine is re-launched, which is not expected until September 2002. We have a significant number of notes payable, most of which were in default at December 31, 2001. We are currently negotiating with these creditors to extend the repayment terms until such time as our new business plan can be implemented, which may include some forgiveness of debt and/or issuance of our common stock to these creditors. There can be no guarantee that we will be able to renegotiate these notes payable. If we are unable to renegotiate the repayment terms of these notes, the impact would be severe. These outstanding notes payable include the following:

     In August 1998, we obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II to be used for general working capital. This loan currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. The loan provides for an exit fee equal to 3% of the original principal amount of the loan ($16,500) and is secured by 1,000,000 shares of our common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation. In December 1998, we repaid $27,500 of the principal balance. We have also paid all interest which had accrued through June 30, 2000. In April 2001, we tendered a payment of $173,760 on this obligation, applied to accrued interest and late fees, and entered into a Forbearance Agreement which provides, among other things, for us to pay this lender $25,000 per month applicable first to interest and then to principal until the entire balance is paid in full. In September and October, 2001, shares of our common stock being held as security were sold for an aggregate principal reduction in the amount of $46,089. Upon payment in full of this loan, the lender will return the balance of the stock provided as security. Interest continues to accrue at the default rate. As at December 31, 2001, interest was paid on a current basis and the principal balance was $447,442. As of the date of this Report, we remain current on this obligation.

     In December 1999, we obtained a $200,000 loan from Sigmapath Corporation, which accrues interest at the rate of 6% per annum and became due on March 8, 2000. We paid $100,000 on this obligation. In March 2001, an action was filed against us by an officer of Sigmapath to collect the balance of $100,000 remaining due.

However, this action was dismissed by the court because the plaintiff who brought the action was not the proper party in interest. Subsequently, we were served with another copy of a complaint in November 2001. See "Part II, Item 1, Legal Proceedings" above.

     At December 31, 2001, we had eight other notes payable, in the aggregate principal amount of $802,090, bearing interest at rates ranging from 10% to 14% per annum, all of which require a monthly or quarterly payment of principal and/or interest. These notes are due on demand or past due.

     During the period October 1, 2001, to December 31, 2001 we borrowed, in the aggregate, $252,000 from 1970 Asset Management Corp. bearing interest at the rate of 10% per annum. Principal and accrued interest on this Note is payable in full on June 30, 2002.

     In 1995, our majority stockholder loaned us $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who, upon information and belief, has assigned portions of this note to other unaffiliated parties. In July 2001, the holders of these various notes agreed to convert this obligation, including all principal and accrued interest, into shares of our common stock at a conversion price of approximately $.46 per share. They received 3,237,468 shares of our common stock in the aggregate. These notes were secured by substantially all of our assets, except for accounts receivable. Upon conversion of the notes, the security interest was released.

     In the periods ended June 30, 2000 and March 31, 2001, we borrowed a total of $1,300,000 in 10% Convertible Debentures from five creditors. Among other terms, the debentures may be converted at any time during a three year term at a conversion price equal to the lesser of $.90 per share, or 80% of the average three lowest closing bid prices of our common stock during the 22 day trading period prior to conversion. In June, July and December, 2001 a total of $125,000 of principal and $13,872 in accrued interest was converted, with the resulting issuance of 3,399,861 shares of our common stock. At December 31, 2001, $1,175,000 of principal remained outstanding.

     In December 2000, we borrowed $160,000 in 6% Convertible Debentures from eight entities. Among other terms, the debentures may be converted at any time during a five year term at a conversion price equal to the lesser of 120% of the closing bid price or 80% of the average three lowest closing bid prices of our common stock during the 22 day trading period prior to conversion. In December 2001, $15,600 of principal was converted, with the resulting issuance of 991,533 shares of our common stock. At December 31, 2001, $144,000 of principal remained outstanding.

     Advances from stockholder represent advances made by our majority stockholder for working capital purposes. At September 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, our majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000, and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $24,000 commencing January 1, 2001. We did not make the principal payments in 2001 and 2000. However, we must use at least 25% of the net proceeds of any financing received by us to repay the advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10 million. At December 31, 2001, $2,952,293 of principal was outstanding and classified as short-term. Accrued interest payable to the majority stockholder at December 31, 2001, totaled $1,131,872. Interest expense on the advances was $333,245 for the year ended December 31, 2001.

     We are in default in most of these obligations and some have demanded repayment of the outstanding principal and interest. Our management has been and is currently negotiating with each of these creditors to extend the repayment terms until such time as our business plan is capitalized and the financial reorganization plan can be implemented, which may include some forgiveness of debt and/or issuance of our common stock to these creditors. If we are unable to renegotiate the repayment terms of these notes payable, the impact could be severe.

     Our viability as a company is dependent upon our ability to raise additional capital to continue as a going concern. We are in discussions with investment bankers and others to provide or assist in providing this financing. However, we do not have any written commitments for any of this financing and no assurances can be provided that we will obtain any additional financing. The failure to infuse additional capital into our Company will affect our ability to implement our new business plan. These issues raise substantial doubt about our ability to continue as a going concern.

TRENDS

     In order to implement our business strategy described herein, we need to raise approximately $5 million of capital. In the event all current discussions toward that endeavor terminate, we will have to enter a joint publishing arrangement with other magazine publishers or liquidate.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2001.

ITEM 7.  FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Detour Media Group, Inc.

We have audited the accompanying balance sheet of Detour Media Group, Inc (formerly known as Detour Magazine, Inc.) as of December 31, 2001, and the related statements of operations, deficit in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Detour Media Group, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has sustained losses from operations in recent years, its total liabilities exceed its total assets, it has a net working capital deficiency and the Company is in default on several of their obligations; these factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Los Angeles, California
March 4, 2002

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                                  BALANCE SHEET
                                December 31, 2001


                             ASSETS
CURRENT ASSETS
  Cash                                                             $      9,683
  Accounts receivable, less allowance
    for doubtful accounts of $13,253                                     92,778
  Prepaid expenses and other                                             30,511
                                                                   ------------

          Total current assets                                          132,972

FURNITURE AND EQUIPMENT, net                                             20,912

DEPOSITS AND OTHER ASSETS                                                 8,890
                                                                   ------------

                                                                   $    162,774
                                                                   ============

       LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  2,149,914
  Current maturities of notes payable                                 2,776,532
  Accrued interest payable                                              333,969
  Advances from stockholder                                           2,952,293
  Accrued interest payable to stockholder                             1,131,873
                                                                   ------------

          Total current liabilities                                   9,344,581

NOTE PAYABLE, less current maturities                                   144,400

COMMITMENTS AND CONTINGENCIES                                                 -

DEFICIT IN STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value
     10,000,000 shares authorized,
     none issued and outstanding                                              -
  Common stock, $0.001 par value,
     100,000,000 shares authorized,
     38,020,154 shares issued and outstanding                            38,021
  Additional paid-in capital                                         12,120,858
  Accumulated deficit                                               (21,485,086)
                                                                   ------------

          Total deficit in stockholders' equity                      (9,326,207)
                                                                   ------------

                                                                   $    162,774
                                                                   ============

         The accompanying notes are an integral part of this statement.

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                            STATEMENTS OF OPERATIONS
                            Years ended December 31,



                                                        2001          2000
                                                    -----------   -----------

Revenue
    Advertising                                     $ 1,125,743   $ 3,670,035
    Newsstand and subscription, net of returns           72,223       325,785
                                                    -----------   -----------

                    Total revenue                     1,197,966     3,995,820
                                                    -----------   -----------

Cost and expenses
    Cost of sales and other direct expenses             782,692     2,804,395
    Selling, general and administrative expenses      3,000,130     6,141,071
                                                    -----------   -----------
                                                      3,782,822     8,945,466
                                                    -----------   -----------

                    Loss from operations             (2,584,856)   (4,949,646)
                                                    -----------   -----------

Other expenses
    Interest expense, net                              (921,019)   (1,150,790)
    Loss on disposal of assets                           (3,544)            -
                                                    -----------   -----------

                    Total other expenses               (924,563)   (1,150,790)
                                                    -----------   -----------

                    Net loss                        $(3,509,419)  $(6,100,436)
                                                    ===========   ===========

Loss per share of common stock (basic and diluted)  $     (0.11)  $     (0.30)
                                                    ===========   ===========

        The accompanying notes are an integral part of these statements.

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                  STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY
                     Years ended December 31, 2001 and 2000

                                                                                    Unamortized
                                                      Common Stock      Additional      Debt
                                                  --------------------    Paid-in     Issuance   Accumulated
                                                    Shares     Amount     Capital       Costs       Deficit      Total
                                                  ----------  --------  ------------  ---------  ------------  -----------
Balance at January 1, 2000                        16,002,669  $ 16,002  $ 5,020,426  $       -   $(11,875,231) $(6,838,803)
Sale of restricted common stock,
   net of costs of $317,312                        4,000,000     4,000    1,178,688          -              -    1,182,688
Issuance of restricted common stock in
   connection with short-term borrowings             150,000       150       58,350          -              -       58,500
Issuance of restricted stock in
   connection with convertible debentures            500,000       500      147,950   (123,708)             -       24,742
Beneficial conversion feature of
   convertible debentures                                  -         -      212,687          -              -      212,687
Issuance of restricted common stock in
   exchange for release from consulting
   agreement                                         600,000       600      393,000          -              -      393,600
Issuance of restricted common stock for services   1,412,100     1,413      728,137          -              -      729,550
Conversion of note payable to common stock           250,000       250      209,750          -              -      210,000
Fair value of warrants issued for services                 -         -    1,059,884          -              -    1,059,884
Net loss for the year                                      -         -            -                (6,100,436)  (6,100,436)
                                                  ----------  --------  -----------  ---------  -------------  -----------

Balance at December 31, 2000                      22,914,769    22,915    9,008,872   (123,708)   (17,975,667)  (9,067,588)
Sale of restricted common stock                    3,028,523     3,029      735,971          -              -      739,000
Issuance of restricted common stock in
   connection with short-term borrowings             335,000       335       80,065          -              -       80,400
Issuance of restricted common stock to
   cure violation of warranties under
   stock purchase agreement                        1,000,000     1,000      149,000          -              -      150,000
Issuance of restricted common stock for services   1,780,000     1,780      330,520          -              -      332,300
Conversion of stockholders' notes
   payable to common stock                         3,237,468     3,237    1,482,559          -              -    1,485,796
Conversion of convertible
   debentures to common stock                      4,391,394     4,392      150,004          -              -      154,396
Fair value of warrants issued for services                 -         -      185,200          -              -      185,200
Amortization of debt issuance costs                        -         -            -     123,708             -      123,708
Exercise of warrants                               1,333,333     1,333       (1,333)          -             -            -
Net loss for the year                                      -         -            -           -    (3,509,419)  (3,509,419)
                                                  ----------  --------  -----------  ----------  ------------  -----------

Balance at December 31, 2001                      38,020,154  $ 38,021  $12,120,858  $        -  $(21,485,086) $(9,326,207)
                                                  ==========  ========  ===========  ==========  ============  ===========

         The accompanying notes are an integral part of this statement.

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                            STATEMENTS OF CASH FLOWS
                            Years ended December 31,

                                                                         2001         2000
                                                                     -----------  ------------
Cash flows from operating activities:
    Net loss                                                         $(3,509,419) $(6,100,436)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Amortization of debt issuance costs                            123,708       24,742
          Loss on disposal of equipment                                    3,544            -
          Depreciation of furniture and equipment                         18,297       22,049
          Issuance of restricted common stock for:
             Services                                                    332,300      729,550
             Release from consulting agreement                                 -      393,600
          Issuance of restricted common stock in connection
             with short-term borrowings                                   80,400       58,500
          Issuance of restricted common stock in connection
             with debt conversion                                              -       60,000
          Issuance of restricted common stock issued to cure
             violation of warranties under stock purchase agreement      150,000            -
          Warrants issued for services                                   185,200    1,059,884
          Expense of beneficial conversion feature of the
             convertible debentures                                            -      212,687
          Decrease in accounts receivable                                304,669     (204,435)
          Increase in prepaid expenses                                   (18,912)      87,588
          Decrease (increase) in employee advances                             -       46,500
          Decrease in other assets                                         7,235         (615)
          Increase (decrease) in accounts payable
             and accrued expenses                                        192,296      960,125
          Decrease in unexpired subscriptions                                  -      (83,515)
          Increase in accrued interest payable                           591,883      513,666
                                                                     -----------  -----------

                Net cash used in operating activities                 (1,538,799)  (2,220,110)
                                                                     -----------  -----------


        The accompanying notes are an integral part of these statements.


                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                            Years ended December 31,

                                                                         2001         2000
                                                                     -----------  ------------
Cash flows from investing activities:
    Purchase of furniture and equipment                              $         -  $    (15,656)
                                                                     -----------  ------------
Cash flows from financing activities:
    Proceeds from short term borrowings                                        -             -
    Principal payments of short term borrowings                         (222,688)     (731,626)
    Proceeds from long term borrowings, net of issuance costs                  -     1,160,000
    Principal short-term borrowings                                      960,572       765,754
    Proceeds from issuance of common stock, net                          739,000     1,182,688
                                                                     -----------  ------------

                Net cash provided by financing activities              1,476,884     2,376,816
                                                                     -----------  ------------
                Net (decrease) increase in cash                          (61,915)      141,050

Cash (overdraft) at beginning of year                                     71,598       (69,452)
                                                                     -----------  ------------
Cash at end of year                                                  $     9,683  $     71,598
                                                                     ===========  ============

Supplemental disclosures of cash flow information
    Cash paid during the years for:
       Interest                                                      $   273,678  $    295,359
                                                                     ===========  ============
       Income taxes                                                  $         -  $          -
                                                                     ===========  ============

Noncash investing and financing activities:

     In 2001, a major shareholder converted its debt into common stock. The principal balance of the debt was $932,313 and the accrued interest was $553,483 at the time of conversion. In connection with the debt conversion, the Company issued 3,237,468 shares of common stock to the creditors.

     In 2001, other creditors converted their debt into common stock. The principal balance of the debt was $140,600 and the accrued interest was $13,872 at the time of the conversion. In connection with the debt conversion, the Company issued 4,391,394 shares of common stock to the creditors.

     In 2001, one creditor sold shares of the Company's common stock being held as security resulting in a principal reduction of $46,089. The shares were owned by the Company's major shareholder. The reduction of principal to the creditor was offset by a corresponding increase in the amount due to the shareholder.

     In 2000, one creditor converted its debt into common stock. The principal balance of the debt was $150,000 at the time of conversion. In connection with the debt conversion, the Company issued an additional 72,000 shares of common stock to the creditor resulting in a noncash financing charge (included in interest expense) of $60,000.

        The accompanying notes are an integral part of these statements.

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - DESCRIPTION OF BUSINESS

     Detour Media Group, Inc. formerly known as Detour Magazine, Inc., (the "Company"), was incorporated under the laws of the State of Colorado on May 18, 1990. The Company is in the business of publishing an international fashion and entertainment magazine. The Company derives its revenue primarily from advertising, with the balance from circulation. The magazine has been published since 1987. Through December 31, 2000, the magazine was published ten times a year with two double issues per year. During the fiscal year ended December 31, 2001, print runs were cut and only four issues of the magazine appeared. The last issue was the Fall Fashion issue published in October 2001, after which the Company was forced to discontinue publication caused by its lack of cash availability and its distressed financial condition. The Company intends on relaunching publication of the magazine in the third quarter 2002, in accordance with its business plan discussed in Note C.

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


                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     At December 31, 2001, the Company has approximately $14,300,000 and $10,200,000 of federal and state net operating loss carryforwards available to offset future taxable income. The losses expire at various years through 2025 for federal purposes and 2015 for state purposes. The deferred tax asset related to these net operating loss carryforwards is $5,800,000 at December 31, 2000. There are no other significant deferred tax asset or liability amounts at December 31, 2000. In the opinion of management, it is more likely than not that these deferred tax assets will not be realized and therefore a valuation allowance has been recorded for 100% of the deferred tax asset.

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

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Advertising Costs
     -----------------

     Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expenses amounted to $379,969 and $597,259 for the year ended December 31, 2001 and 2000, respectively.

     Segment Reporting
     -----------------

     The Company is centrally managed and operates in one business segment: publishing.

     Loss per Share
     --------------

     Basic income (loss) per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if options to acquire common stock were exercised. The weighted average number of shares used in the basic and diluted loss per share calculation was 31,895,892 and 20,009,185 for the year ended December 31, 2001 and 2000, respectively. All potential common shares from the exercise of stock options and warrants have been excluded from the denominator of the diluted per-share computation as a result of the net loss incurred by the Company in 2001 and 2000.


                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Warrants to purchase 3,520,000 and 3,035,000 shares of common stock were not included in the computation of diluted loss per share for the year ended December 31, 2001 and 2000 because to do so would have been antidilutive for the periods presented.

NOTE C - GOING CONCERN MATTERS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $3,509,419 and $6,100,436 during the years ended December 31, 2001 and 2000. At December 31, 2001, the Company's total liabilities exceeded its total assets by $9,326,207 and the Company had a net working capital deficiency of $9,211,609. Following the Fall Fashion issue which was published in October 2001, the Company was forced to discontinue publication of the magazine caused by its lack of cash availability and its distressed financial condition. The Company is also in default of certain notes payable. These factors, among others, indicate that the Company may be unable to continue as a going concern.

     Management has developed a business plan that they believe will improve the operating results of the Company. The primary components of the plan are a financial reorganization, new management team members, effect key outsourcing relationships and re-launch of the magazine. The Company is currently in a distressed financial condition that has resulted in a cessation of publication. While measures have been taken to reduce the operating budget, an influx of approximately $5,000,000 of equity capital is required to not only effect a financial reorganization, but also to provide sufficient working capital going forward. In addition, the liquidation of existing loans and accounts payable will require the conversion of debt to equity, forgiveness of debt and prorated cash settlements. In the interim, the magazine will not be published. If the Company is able to secure such financing by April 30, 2002, management believes that the publication would recommence with the September 2002 issue.

     Detour currently relies on outside entities for printing, single copy distribution, subscription circulation and fulfillment services. Under the new business plan, Detour will initially outsource a number of other key functions as well, including advertising sales and licensing. The Company believes that outsourcing such functions will keep operating expenses as low as possible and improve the quality of resources.

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE C - GOING CONCERN MATTERS - Continued

     Prior to resuming publishing of its magazine, the Company intends on re-branding the Detour name and logo. In addition, the Company will attempt to rebuild the magazine's circulation, focusing distribution in selected urban centers and proactively pursuing subscriptions. The plan also calls for the hiring of a new senior management team, including the Publisher/COO position.

     Going forward, significant amounts of additional cash will be needed to pay the costs to implement the new business plan and to fund losses until the Company is profitable. While there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing to support its business plan and is exploring a number of alternatives in this regard. As of March 4, 2002, the Company has not raised the additional funding required to effect a financial reorganization.

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

NOTE D - ACCOUNTS RECEIVABLE

     During 2001, the Company sold a portion of its advertising accounts receivable to a finance company without recourse. The receivables were sold at a discount ranging from 4.00% to 11.0% on a pre-approved basis (average discount rate of 5% per month for 2001), with a "hold-back" of 12% on each invoice until payment of the receivables. Therefore, the finance company was only factoring 88% of the Company's eligible advertising receivables. The finance company provided certain credit services for the Company, such as obtaining credit reports on customers and collections. In June 2001, the Company discontinued selling its accounts receivable and there is no remaining amount due from the finance company at December 31, 2001. Finance fees for the year ended December 31, 2001 is included in interest expense on the statement of operations. Proceeds received from the sales of accounts receivable in 2001 are included in cash flows from operating activities in the statements of cash flows.

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE E - FURNITURE AND EQUIPMENT

     Furniture and equipment at December 31, 2001 consist of the following:

        Office equipment                                         $ 171,055
        Furniture and fixtures                                       4,749
                                                                 ---------

                                                                   175,804
        Less accumulated depreciation                             (154,892)
                                                                 ---------

                                                                 $  20,912
                                                                 =========

NOTE F - NOTES PAYABLE

     Notes payable at December 31, 2001 consist of the following:

         Note payable to a financial institution, principal and
         unpaid interest was originally due in December 1998.
         The note bore interest at 18% through its maturity date
         and currently bears interest at 28%. In April 2001, the
         Company entered into a forbearance agreement requiring
         monthly principal and interest payments of $25,000.  The
         note is personally guaranteed by the Company's majority
         stockholder and collateralized by the majority
         stockholder's common stock of the Company.  In September
         2001, the financial institution sold shares of the
         stockholder's common stock being held as security for an
         aggregate principal reduction of $46,089.                 $   447,442

         Note payable, principal and unpaid interest was due on
         March 8, 2000. The note bears interest at 6%.  The note
         was not repaid on the due date and the Company is
         currently in default of this note.                            100,000

         Notes payable, principal and unpaid interest was due on
         July 15, 1999. The note bore interest at 12% through
         maturity and currently bears interest at 14%.  The note
         was not repaid on the due date and the Company is
         currently in default of this note.                             77,972

         Convertible debentures maturing on June 19, 2003.  The
         debentures are issued to five creditors and bear interest
         at 10%. The debentures require quarterly interest only
         payments.                                                   1,175,000


                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE F - NOTES PAYABLE - Continued

         Convertible debentures maturing in December 2005.  The
         debentures are issued to eight creditors and bear
         interest at 6%.  Principal and interest are due at
         maturity.                                                 $   144,400

         Note payable to 1970 Asset Management Corp. bearing
         interest at the rate of 10% per annum.  Principal and
         interest are payable in full on June 30, 2002.                252,000

         Seven notes payable, bearing interest at rates
         ranging from 10% to 12% and requiring monthly or
         quarterly interest payments.  All eight notes are
         payable on demand.                                            724,118
                                                                   -----------
                                                                     2,920,932
         Less current maturities                                     2,776,532
                                                                   -----------

         Long-term portion                                         $   144,400
                                                                   ===========

     In connection with the issuance of convertible debentures in 2000, the Company paid issuance costs to financial advisors totaling $ 141,032. The debt issuance costs are included in interest expense in fiscal 2000. The Company also issued 500,000 shares of its common stock to the same financial advisors (see Note I). The convertible debentures can be converted into common stock at an amount equal to 80% of the average three lowest closing bid prices from the 20 days immediately preceding the conversion date. This beneficial conversion feature resulted in a noncash charge of $212,687 included in interest expense in fiscal 2000.

     As of December 31, 2001, the Company did not make the quarterly interest payments on the convertible debentures maturing in 2003. This is an event of default under these agreements and the Company has not obtained a waiver of the violations. In accordance with accounting principles generally accepted in the United States of America, the debt is classified as current as of December 31, 2001.

     Interest expense on notes payable (excluding interest expense on amount due to stockholders and debt issuance costs) totaled $293,000 and $209,000 for the year ended December 31, 2001 and 2000, respectively.


                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE F - NOTES PAYABLE - Continued

     Future maturities of notes payable as of December 31, 2001 are as follows:

                 Year ending December 31.
             ----------------------------------

                           2002                           $2,776,532
                           2003                                    -
                           2004                                    -
                           2005                              144,400
                           2006                                    -
                                                          ----------
                                                          $2,920,932
                                                          ==========


NOTE G - RELATED PARTY TRANSACTIONS

     In 1995, the majority stockholder loaned the Company $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who assigned portions of this note to other unaffiliated parties. In July 2001, the holders of these various notes agreed to convert this obligation, including all principal ($932,313) and accrued interest ($553,483) into shares of our common stock at a conversion price of approximately $.46 per share. They received 3,237,468 shares of common stock in the aggregate. These notes were secured by substantially all of the Company's assets, except for account receivable. Upon conversion of the notes, the security interest was released.

     Advances from stockholder represent advances made by the majority stockholder of the Company for working capital purposes. The advances are repayable in monthly principal installments of $24,000; however, the Company has not made the monthly principal payments in 2001 and 2000. The Company must use at least 25% of the net proceeds of any financing received by the Company to repay the advances. Further, all of the advances are due and payable in full at such time as the Company has received equity financing of at least $10,000,000. At December 31, 2001, $2,952,293 of principal is outstanding and classified as short-term. Accrued interest payable to the majority stockholder at December 31, 2001 totaled $1,131,873. Interest expense on the advances from stockholder was approximately $333,000 and $304,000 for the year ended December 31, 2001 and 2000, respectively.


                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE H - COMMITMENTS AND CONTINGENCIES

1.   Operating Leases
     ----------------

     The Company vacated its principal place of business in Los Angeles, California at the expiration of its lease which was extended through February 28, 2002. The Company entered into a lease for approximately 150 square feet on a month-to-month basis commencing April 1, 2002 at a monthly rental of $950.

     Rent expense for the years ended December 31, 2001 and 2000 was $113,646 and $119,807, respectively.

2.   Cease-and-Desist Proceeding by the Securities and Exchange Commission
     ---------------------------------------------------------------------

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

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

     In 2000, the Company advised the staff that it wished to cooperate fully and reach an agreement on an appropriate remedy to resolve this matter. The Company had determined to restate its financial statements to address the concerns raised by the staff.

     On November 22, 2000, the Commission issued a cease-and-desist proceeding pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934. The Commission ordered the Company to amend its filings with the Commission to properly reflect its financial condition and operating results, and as required by Section 13(b)(2) of the Exchange Act, make and keep books, record and accounts which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company. The Commission further ordered the Company to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that, among other things, transactions are recorded as necessary to permit the preparation of financial statements in conformity with generally accepted accounting principles. The Company has amended its filings with the Commission and believes it has complied fully with the Commissions cease-and-desist proceeding.

3.   Litigation
     ----------

     The Company is a defendant in several other lawsuits in the normal course of its business. In the opinion of management, after consulting with legal counsel, the liabilities, if any, resulting from these matters will not have a material effect on the Company's financial statements.

NOTE I - EQUITY

     In December 1999, the Company and its majority stockholder entered into an agreement with two financial advisors to assist the Company in obtaining equity and debt financing and to provide other consulting services, including identifying potential acquisitions and strategic partners, analyzing potential acquisitions and other business arrangements, assisting in strategic planning and business development, market support and assisting in developing e-business plans. In connection with this agreement, the Company issued to each advisor warrants to purchase 800,000 shares of its common stock at an exercise price of $.10 a share. The vesting of such warrants was subject to certain conditions during a service period that extended through September 30, 2000. Management believed the agreement did not contain a performance commitment because the financial advisors had no disincentive for nonperformance other than the loss of the cash, options and warrants attributable to the work performed. Accordingly, the options and warrants issued under this agreement were measured at the fair value on the dates the


                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE I - EQUITY - Continued

     advisors were successful in obtaining financing for the Company. Between January 1, 2000 and March 31, 2000, the Company received $1,800,000 of financing (debt and equity) resulting in the vesting of warrants to purchase 416,000 shares of the Company's common stock. The agreement was amended in fiscal 2000 resulting in the vesting of the remaining warrants to purchase an additional 1,184,000 shares of the company's common stock. The vesting of the remaining warrants to purchase 1,184,000 resulted in a noncash charge of $663,040 included in general and administrative expense in fiscal 2000.

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

     In September 2000, the Company terminated this agreement with the two financial advisors. In addition to the 800,000 of stock warrants issued to each advisor, the Company issued an additional 300,000 shares of its restricted common stock to each advisor in order to terminate the agreement. The issuance of these additional 600,000 shares resulted in a noncash charge of $393,600 included in general and administrative expense in fiscal 2000. In connection with this termination agreement, the option to provide 3,000,000 shares of the Company's stock was cancelled.

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

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


     NOTE I - EQUITY - Continued

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

     In 2000, the Company also issued warrants to acquire approximately 2,120,000 shares of the Company's common stock in exchange for various professional services including the 1,184,000 shares issued to the two financial advisors described above. The fair value of the warrants issued in fiscal 2000 totaled $1,259,884 and is included in selling, general and administrative expense.

     In February 2000, the Company issued 150,000 shares of its common stock in connection with short-term borrowings. The issuance of the shares resulted in a noncash financing charge (included in interest expense) of $58,500 in fiscal 2000.

     In November 2000, the Company issued 500,000 shares of its common stock to financial advisors in connection with the issuance of certain convertible debentures (Note F). The issuance of the shares has been reflected as a debt issuance cost in the statement of deficit in stockholder's equity and was fully amortized as of December 31, 2001.

     In February 2001, the Company issued 335,000 shares of its common stock for $.240 per share, or a total of $80,400, in connection with short-term borrowings. The issuance of shares resulted in a noncash financing charge (included in interest expense) of $80,400.

     In March 2001, the Company issued 3,028,523 shares of common stock for $.243 per share, for a total of $739,000. Also in March 2001, the Company issued 1,000,000 shares of common stock for $.149 per share to cure violations of warranties under a previous stock purchase agreement. The issuance of the shares resulted in a noncash financing charge (included in interest expense) of $150,000 in fiscal 2001.

                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE I - EQUITY - Continued

     Between March 2001 and June 2001, the Company issued 1,780,000 shares of common stock in exchange for various professional services, including, marketing, promotional, financial and administrative services. The issuance of the shares resulted in a noncash charge included in general and administrative expenses of $332,300.

     Between the period June 1, 2001 and December 31, 2001, the holders of the convertible debentures described in Note F converted $140,600 of principal and $13,796 of accrued interest into common stock. The Company issued 4,391,394 of restricted common stock as a result of the debt conversion.

     The Company also issued warrants to acquire approximately 2,100,000 shares of the Company's common stock in exchange for various professional services. The fair value of the warrants issued in fiscal 2001 totaled $185,200 and is included in general and administrative expenses.

     On April 9, 2001, the company's former financial advisors exercised 1,600,000 warrants in a cashless exercise that resulted in the issuance of 1,333,333 shares of the Company's common stock.

     The following tables summarize the changes in the number of outstanding common stock warrants during 2000 and 2001:

                                                                   Weighted
                                                  Number of         Average
                                                   Shares       Exercise Price
                                                 ----------     --------------

          Outstanding at December 31, 1999        2,100,000         0.174
             Granted                                935,000         0.379
             Cancelled                             (500,000)        0.41
             Exercised                                    -            -
                                                 ----------

          Outstanding at December 31, 2000        3,253,000         0.203
             Granted                              2,100,000         0.197
             Cancelled                              (15,000)         0.50
             Exercised                           (1,600,000)         0.10
                                                 ----------

          Outstanding at December 31, 2001        3,020,000         0.252
                                                 ==========


                            Detour Media Group, Inc.
                    (formerly known as Detour Magazine, Inc.)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2001 and 2000


NOTE I - EQUITY - Continued

     The following table summarizes additional information about the Company's common stock warrants at December 31, 2001:

                                    Number outstanding      Weighted average
                                    and exercisable at          remaining
             Exercise Prices         December 31, 2001         life (months)
             ---------------        ------------------      ----------------

              $0.01 - 0.04                 425,000                 55
                  0.10                     260,000                 37
              $0.20 - 0.25               1,765,000                 55
              $0.41 - 0.66                 570,000                 24
                                       -----------
                                         3,020,000

NOTE J - SUBSEQUENT EVENTS

     Between January 1, 2002 and March 31, 2002, the Company received $193,500 in additional advances from its major stockholder. In addition, the Company borrowed an additional $111,600 from 1970 Asset Management Corp, an unaffiliated creditor. The funds were used principally for debt service and to provide working capital for operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and officers of our company as of the date of this Report are as follows:

Name                       Age          Position
----------------           ---          ----------------------

Edward T. Stein             51          Chairman of Board,
                                        President & CEO

Kevin Nesis                 33          Secretary & Director


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

Resumes

     Edward T. Stein has been Chairman of the Board and a Director of our Company and our predecessor since January 1995. He was appointed our President and CEO in August, 2001. Previously, from November 1999 to April 1999, Mr. Stein also served as our President. Since 1986, he has also been President of Edward
T. Stein Associates, Ltd., a privately held financial services firm engaged in money management, insurance and financial planning located in Melville, New York, and Prima Capital Management Corp., an affiliated company. Mr. Stein obtained a Bachelor of Science degree from Rider University, where he majored in finance. He devoted substantially all of his time to our business activities during the fiscal year 2000.

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

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. There were no changes in the holdings of management during 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

REMUNERATION

     The following table reflects all forms of compensation for services to us for the years ended December 31, 2001 and 2000 of our then chief executive officer, as well as those persons who received in excess of $100,000 in annual compensation from us during the aforesaid time.

                           SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation
                                              ---------------------------
                      Annual Compensation            Awards       Payouts
                    -----------------------   ------------------  -------
                                                      Securities
                                     Other               Under-             All
Name                                 Annual   Restricted  lying             Other
and                                  Compen-     Stock   Options/   LTIP   Compen-
Principal           Salary   Bonus   sation     Award(s)   SARs   Payouts   sation
Position     Year     ($)     ($)      ($)        ($)      (#)      ($)      ($)
-----------  ----  --------  -----  --------    -------  -------  -------  -------
Edward T.
Stein,(1)
President &  2000  $105,417  $   0  $      0    $     0        0  $     0   $    0
Director     2001  $ 22,917  $   0  $      0    $     0        0  $     0   $    0

Andrew Left, 2000  $ 68,750  $   0  $      0    $     0        0  $     0   $    0
President    2001  $152,656  $   0  $      0    $     0        0  $     0   $    0








                                                 Long Term Compensation
                                              ---------------------------
                      Annual Compensation            Awards       Payouts
                   -------------------------  ------------------  -------
                                                      Securities
                                     Other               Under-             All
Name                                 Annual   Restricted  lying             Other
and                                  Compen-     Stock   Options/   LTIP   Compen-
Principal           Salary   Bonus   sation     Award(s)   SARs   Payouts   sation
Position     Year     ($)     ($)      ($)        ($)      (#)      ($)      ($)
-----------  ----  --------  -----  --------    -------  -------  -------  -------
Barbara
Zowlocki,    2000  $ 60,000  $   0  $157,000(2) $     0        0  $     0   $    0
Publisher

-------------------------

(1) Mr. Stein resigned his position as President of the Company in April 1999 and was replaced by Mr. Left at that time. Mr. Stein re-assumed his position as our President in August 2001.

(2) This compensation was in the form of commissions, which were paid to BZI Media Services, Inc., Ms. Zowlocki's company. Ms. Zowlocki resigned her position with our company in April 2001.


     No member of management serves pursuant to a definitive employment agreement.

     We reimburse our officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. We reimbursed Mr. Stein, in the amounts of $53,096 and $240,925 in expenses during the fiscal years ended December 31, 2000 and 2001, respectively, and Ms. Zowlocki in the amount of $29,205 and $5,011 during the fiscal years ended December 31, 2000 and 2001, respectively.

     We have no current stock plan for employees, but may adopt one in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer, as of April 11, 2002. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and           Amount and
                   Address of          Nature of
Title of           Beneficial          Beneficial    Percent of
 Class              Owner              Ownership        Class
--------    -------------------------  ----------    ----------

Common      Edward T. Stein(1)         7,316,829        17.3%
            201 N. Service Rd.
            Suite 100
            Melville, NY 11747

Common      Kevin Nesis(1)                11,500          *
            201 N. Service Rd.
            Suite 100
            Melville, NY 11747

Common      All Officers and           7,328,329        17.3%
            Directors as a Group
           (3 persons)
------------------------
* Less than 1%

(1)  Officer and/or director of our Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1995, Edward T. Stein, our majority stockholder, loaned us $932,313. In 1996, this note was converted to a demand note, bearing interest at the rate of 12% per annum. In 1996, this stockholder subsequently assigned this Note to JCM Capital Corp., a minority stockholder, who, upon information and belief, has assigned portions of this note to other unaffiliated parties. In July 2001, the holders of these various notes agreed to convert this obligation, including all principal and accrued interest, into shares of our common stock at a conversion price of approximately $.46 per share. They received 3,237,468 shares of our common stock in the aggregate. These notes were secured by substantially all of our assets, except for accounts receivable. Upon conversion of the notes, the security interest was released.

     Advances from stockholder represent advances made by our majority stockholder for working capital purposes. At September 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, our majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000, and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $24,000 commencing January 1, 2001. We did not make the principal payments in 2001 and 2000. However, we must use at least 25% of the net proceeds of any financing received by us to repay the advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10 million.

At December 31, 2001, $2,952,293 of principal was outstanding and classified as short-term. Accrued interest payable to the majority stockholder at December 31, 2001, totaled $1,131,872. Interest expense on the advances was approximately $333,000 and $304,000 for the year ended December 31, 2001 and 2000, respectively.

Subsequent Events

     Between January 1, 2002 and March 31, 2002, we received $193,500 in additional advances from Ed Stein, our President and Chairman. In addition, we borrowed an additional $111,600 from 1970 Asset Management Corp., an unaffiliated creditor. These funds were utilized to pay certain obligations necessary to allow us to continue to remain in business. These loans accrue interest at the rate of 11% per annum and are due upon demand.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
      --------

      3.1*     Certificate and Articles of Incorporation

      3.2*     Bylaws

      3.3**    Articles of Merger

      3.4***   Certificate of Correction dated March 6, 2000

      3.5****  Amendment to Articles of Incorporation
-----------------------

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

**** Filed with the Securities and Exchange Commission in the Exhibits to Form 10-KSB, filed in May 2001 and is incorporated by reference herein.

(b)   Reports on Form 8-K

     In the last fiscal quarter of the fiscal year ended December 31, 2001, we did not file any reports on Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2002.

                                       DETOUR MEDIA GROUP, INC.
                                       (Registrant)

                                       By:s/ Edward T. Stein
                                          --------------------------------
                                          Edward T. Stein, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 11, 2002.



                                       s/ Edward T. Stein
                                       ------------------------------------
                                       Edward T. Stein, Director


                                       s/ Kevin Nesis
                                       ------------------------------------
                                       Kevin Nesis, Director