Form 10QSB
period 2002-03-31
DETOUR MEDIA GROUP INC
filed 2002-06-13
CIK 935730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2002

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

                            10008 National Blvd. #345
                          Los Angeles, California 90034
                          -----------------------------
                   (Address of registrant's executive offices)


                                      90034
                                   (Zip Code)

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


The number of shares of the registrant's only class of common stock issued and outstanding, as of June 13, 2002, was 42,242,965 shares.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     Our unaudited financial statements for the three month period ended March 31, 2002, are attached hereto.

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

     The following information is intended to highlight developments in our operations, to present the results of our operations, to identify key trends affecting our business and to identify other factors affecting our results of operations for the three month periods ended March 31, 2002 and 2001.

OVERVIEW

     We have historically been engaged in publishing of a monthly magazine entitled Detour, which included advertisements and articles relating to fashion, contemporary music and entertainment and social issues. Management describes the magazine as an "urban, avant-garde" publication. We derived approximately 80% of our revenues from advertising, with the balance from circulation. We maintain an office in Los Angeles.

     Our Magazine has normally been published monthly, with the exception of the issues for December/January and June/July, for which one double issue has been published. However, due to our impaired financial condition, we published only one issue during each calendar quarter during 2001, with the last issue published in October 2001. We have conducted no business operations during the three month period ended March 31, 2002. As of the date of this Report, we plan to again commence publishing our Magazine beginning in the Spring of 2003, provided that we have sufficient working capital to fund future publications. There are no assurances that we will have sufficient capital available to being publishing our Magazine in the future. See "Liquidity and Capital Resources" below.

     The following information is intended to highlight developments in our operations to present our results of operations, to identify key trends affecting our business and to identify other factors affecting our results of operations for the three month periods ended March 31, 2002 and 2001.

RESULTS OF OPERATIONS

     Comparison of Results of Operations for the Three Month Periods Ended March 31, 2002 and 2001

     During the three month period ended March 31, 2002, we generated no revenues as a result of our ceasing publication of our Magazine. During the same period in 2001, we generated revenues of $399,569.

     In the three month period ended March 31, 2002, we incurred no costs of sales, also as a result of our ceasing publication as described above. Our cost of sales during the three month period ended March 31, 2001, was $237,316.

     Selling, general and administrative expenses were $306,766 for the three months ended March 31, 2002, compared to $528,644 for the similar period in 2001, a decrease of $221,878 (42%). Relevant expenses during the three month period ended March 31, 2002 included consulting and professional fees, salaries and rent. We have eliminated a significant number of our employees, keeping only a skeleton staff in order to allow us to supplement our fund raising activities described below under "Liquidity and Capital Resources."

     Interest expense decreased from $194,500 in the three months ended March 31, 2001, to $166,475 for the three months ended March 31, 2002, a decrease of $28,025 (14%) as a result of certain outstanding liabilities being paid down. See "Liquidity and Capital Resources" below. As a result, we generated a net loss of $(484,738) for the three month period ended March 31, 2002, ($0.01 per share) compared to a net loss of $(710,891) for the three month period ended March 31, 2001 ($.03 per share).

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had $9,942 in cash. Accounts receivable decreased from 92,778 at March 31, 2001, to $26,957 for the similar period in 2002, a decrease of $65,821 (71%), which decrease is attributable to the fact that we have not published our Magazine since October 2001.

     We have numerous outstanding notes payable, including the following:

     In August 1998, we obtained a loan in the principal amount of $550,000 from IBF Special Purpose Corporation II to be used for general working capital. This loan currently bears interest at the default rate of 28% per annum and was due December 19, 1998, including a one-time extension fee paid to this lender of $5,500. The loan provides for an exit fee equal to 3% of the original principal amount of the loan ($16,500) and is secured by 1,000,000 shares of our common stock, which were provided by 7 shareholders, including Mr. Stein, who tendered 190,000 shares as part of the security. Mr. Stein has also personally guaranteed this obligation. In December 1998, we repaid $27,500 of the principal balance. We have also paid all interest which had accrued through June 30, 2000. In April 2001, we tendered a payment of $173,760 on this obligation, applied to accrued interest and late fees, and entered into a Forbearance Agreement which provides, among other things, for us to pay this lender $25,000 per month applicable first to interest and then to principal until the entire balance is paid in full. In September and October, 2001, shares of our common stock being held as security were sold for an aggregate principal reduction in the amount of $46,089. Upon payment in full of this loan, the lender will return the balance of the stock provided as security. Interest continues to accrue at the default rate. As of the date of this Report, Mr. Stein has loaned us the monthly $25,000 payment due under the Forbearance Agreement and we are current under the terms of said Agreement. At March 31, 2002,the principal balance due this lender was $429,079.

     In December 1999, we obtained a $200,000 loan from Sigmapath Corporation, an unaffiliated entity, which loan accrued interest at the rate of 6% per annum and became due on March 8, 2000. We paid $100,000 on this obligation. The lender did file an action against us to collect all balances due and a judgment was entered against us in May 2002. See "Part II, Item 1, Legal Proceedings" below.

     At March 31, 2002, we had eight other notes payable, in the aggregate principal amount of $727,090, bearing interest at rates ranging from 10% to 14% per annum, all of which require a monthly or quarterly payment of principal and/or interest. These notes are due on demand or past due.

     During the periods ended June 30, 2000 and March 31, 2001, we borrowed a total of $1,300,000 in 10% Convertible Debentures from five creditors. Among other terms, the debentures may be converted at any time during a three year term at a conversion price equal to the lesser of $.90 per share, or 80% of the average three lowest closing bid prices of our common stock during the 22 day trading period prior to conversion. In June, July and December, 2001 a total of $125,000 of principal and $13,872 in accrued interest was converted, with the resulting issuance of 3,399,861 shares of our common stock. At March 31, 2002, $1,175,000 of principal remained outstanding.

     In December 2000, we borrowed $160,000 in 6% Convertible Debentures from eight entities. Among other terms, the debentures may be converted at any time during a five year term at a conversion price equal to the lesser of 120% of the closing bid price or 80% of the average three lowest closing bid prices of our common stock during the 22 day trading period prior to conversion. In December 2001, $15,600 of principal was converted, with the resulting issuance of 991,533 shares of our common stock. In January and February 2002, $60,000 in principal and $1,300 in accrued interest was converted into 4,222,470 shares of our common stock. At March 31, 2002, $84,400 of principal remained outstanding.

     Advances from stockholder represent advances made by Mr. Stein, our majority stockholder for working capital purposes. At September 30, 2000, the advances bore interest at 8% per annum and were payable on demand. In March 2000, our majority stockholder agreed to reduce the annual interest rate to 8% from 12%, effective January 1, 2000, and modify the repayment terms. Under the new repayment terms, the advances are repayable in monthly principal installments of $24,000 commencing January 1, 2001. We did not make the principal payments in 2001 and 2000. However, we must use at least 25% of the net proceeds of any financing received by us to repay the advances. Further, all of the advances are due and payable in full at such time as we have received equity financing of at least $10 million. At March 31, 2002, $2,835,729 of principal was outstanding and classified as short-term. Accrued interest payable to the majority stockholder at March 31, 2002, totaled $1,217,567. Interest expense on the advances was $85,695 for the three month period ended March 31, 2002.

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

     During the period October 1, 2001, to December 31, 2001, we borrowed, in the aggregate, $252,000 from 1970 Asset Management Corp., an unaffiliated entity, which loan bears interest at the rate of 10% per annum. Principal and accrued interest on this Note is payable in full on or before June 30, 2002. It is doubtful that we will be able to repay this obligation in a timely manner, and the lender has been advised of the same. No other arrangements relating to a prospective default have been discussed as of the date of this Report. Between January 1, 2002 and March 31, 2002, we received $218,500 in additional advances from Ed Stein, our President and Chairman. In addition, we borrowed an additional $136,600 from 1970 Asset Management Corp. These funds were utilized to pay certain obligations necessary to allow us to continue to remain in business. These loans accrue interest at the rate of 11% per annum and are due upon demand.

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

TRENDS

     In order to implement our business strategy described herein, we need to raise approximately $6.5 million of capital. In the event all current discussions toward that endeavor terminate, we will have to enter a joint publishing arrangement with other magazine publishers or liquidate.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during the three month period ended March 31, 2002.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1999, we obtained a $200,000 loan from Sigmapath Corporation, an unaffiliated entity, which loan accrued interest at the rate of 6% per annum and became due on March 8, 2000. We paid $100,000 on this obligation. The lender did file an action against us to collect all balances due and a judgment was entered against us in May 2002 in the amount of $113,496.66.

     In February 2002, we commenced an action against Andrew Left, our former President, which action has been filed in the Superior Court for the State of California for the County of Los Angeles, Case No. BC269050, for the recovery of approximately $25,000, plus costs, interest and exemplary and punitive damages. Our complaint alleges fraud and deceit, negligent misrepresentation, breach of fiduciary duty and unlawful monetary conversion. As of the date of this Report, we have filed a motion for default judgment in this matter and are awaiting entry of a judgment in our favor.

     In June 2001, our former publisher, Barbara Zowlocki and her company, BZI Media Services, Inc. obtained a judgment against us in the principal amount of $59,186, arising out of sums due Ms. Zowlocki for services rendered to us. Approximately $52,000 remains due on this judgment as of the date of this Report.

     In August 2001, a judgment in the principal amount of $144,714 was entered against us and in favor of Western Laser Graphics, Inc., one of our prior printers. As of the date of this Report, this judgment remains outstanding.

     In July 2001, a judgment in the principal amount of $180,473 was entered against us and in favor of Gottesman, Inc. This judgment remains outstanding as of the date of this Report.

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

ITEM 2. CHANGES IN SECURITIES

     In December 2000, we borrowed $160,000 in 6% Convertible Debentures from eight entities. Among other terms, the debentures may be converted at any time during a five year term at a conversion price equal to the lesser of 120% of the closing bid price or 80% of the average three lowest closing bid prices of our common stock during the 22 day trading period prior to conversion. In January and February 2002, $60,000 in principal and $1,300 in accrued interest was converted into 4,222,470 shares of our common stock.

     We relied upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - NONE

     (b) Reports on Form 8-K - NONE.

                            DETOUR MEDIA GROUP, INC.

                                  BALANCE SHEET

                                                       Unaudited         Audited
                                                     March 31, 2002  December 31, 2001
                                                     --------------  -----------------
                       ASSETS

CURRENT ASSETS
  Cash                                               $        9,942  $           9,683
  Accounts receivable, net                                   26,957             92,778
  Prepaid expenses and other current assets                  22,331             30,511
                                                     --------------  -----------------

           Total Current Assets                              59,230            132,972

Property and Equipment, net                                  16,412             20,912

Security Deposits and other assets                                -              8,890
                                                     --------------  -----------------

           TOTAL ASSETS                              $       75,642  $         162,774
                                                     ==============  =================

  LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                     $       62,633  $               -
  Accounts payable and accrued expenses                   2,197,327          2,149,913
  Notes payable                                           2,904,170          2,920,932
  Accrued interest payable                                  386,899            333,969
  Due to stockholder                                      3,054,229          2,952,293
  Interest payable, stockholders                          1,220,025          1,131,873
                                                     --------------  -----------------

           Total Current Liabilities                      9,825,283          9,488,980

DEFICIT IN STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value 10,000,000
  shares authorized, none issued and outstanding                  -                  -
 Common stock, $0.001 par value, 100,000,000
  shares authorized                                          42,245             38,022
 Additional paid-in capital                              12,177,936         12,120,858
 Accumulated deficit                                    (21,969,822)       (21,485,086)
                                                     --------------  -----------------

           Total deficit in stockholders' equity         (9,749,641)        (9,326,206)
                                                     --------------  -----------------

           TOTAL LIABILITIES & EQUITY                $       75,642  $         162,774
                                                     ==============  =================

                             DETOUR MEDIA GROUP, INC

                        UNAUDITED STATEMENT OF OPERATIONS


                                       For the Three Months
                                       Ended March 31, 2002
                                   ---------------------------
                                       2002           2001
                                   ------------  -------------

SALES                                         -        399,569

COST OF SALES                                 -        237,316

                                   ------------   ------------
     GROSS PROFIT                             -        162,253

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES            306,766        528,644

                                   ------------   ------------
     OPERATING LOSS                    (306,766)      (366,391)

     Financing fees                           -       (150,000)
     Interest expense                  (186,475)      (194,500)
     Other income                         8,503              -

                                   ------------   ------------
     NET INCOME (LOSS)                 (484,738)      (710,891)
                                   ============   ============


Loss per share of
     common stock                         (0.01)         (0.03)
                                   ============   ============


                            DETOUR MEDIA GROUP, INC.

                        UNAUDITED STATEMENT OF CASH FLOWS


                                                                         For the Three Months
                                                                            Ending March 31,
                                                                        ----------------------
                                                                           2002        2001
                                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                         $ (484,738) $ (710,891)
     Depreciation and Amortization                                           4,500       6,600
     Decrease (increase) in accounts receivable                             65,821     109,046
     Decrease (increase) in prepaid expenses and other current assets        8,180    (177,837)
     Decrease (increase) in stock subscriptions receivable                       -    (500,000)
     Decrease (increase) in other assets                                     8,890     (18,584)
     Increase (decrease) in accounts payable and accrued expenses           47,416     (68,406)
     Increase (decrease) in accrued interest payable                        52,930      92,000
     Increase in interest payable, stockholder                              88,152     102,497
                                                                        ----------  ----------
          Total Adjustments                                                275,889    (454,684)
                                                                        ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES                                     (208,849) (1,165,575)
                                                                        ----------  ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase (disposal) of fixed assets                                         -       1,572
                                                                        ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES                                            -       1,572
                                                                        ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease (increase) in bank overdraft                                  62,633           -
     Net proceeds from (payments on) notes payable                         (16,762)    300,000
     Net proceeds from (payments to) stockholders                          101,936     (93,512)
     Proceeds from issuance of stock                                             -     289,000
     Common stock issued for services                                            -     605,368
     Common stock issued for debt conversion                                 4,223           -
     Additional paid-in capital for debt converted to equity                57,078           -
     Fair value of warrants issued to non-employees for services                 -           -
                                                                        ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  209,108   1,100,856
                                                                        ----------  ----------

NET INCREASE (DECREASE) IN CASH                                                259     (63,147)
CASH - beginning                                                             9,683      71,598
                                                                        ----------  ----------
CASH - ending                                                           $    9,942  $    8,451
                                                                        ==========  ==========


                            DETOUR MEDIA GROUP, INC.
                           f/k/a DETOUR MAGAZINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     Three Month Period Ended March 31, 2002

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

                                        DETOUR MEDIA GROUP, INC.
                                        (Registrant)

                                        Dated:  June 13, 2002


                                        By:/s Edward T. Stein
                                           ------------------------------
                                           Edward T. Stein, President